Form 10-Q
period 2024-03-31
Reddit, Inc.
filed 2024-05-08
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-41983
_________________________
Reddit, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	45-2546501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 2nd Street, South Tower, 5th Floor San Francisco, California	94107
(Address of principal executive offices)	(Zip Code)
(415) 494-8016
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RDDT	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2024, the registrant had outstanding 44,441,885 shares of Class A common stock and 119,067,371 shares of Class B common stock, each with a par value of $0.0001.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our strategies to increase awareness of Reddit, including through search engine optimization, partnerships, and investment in full-funnel marketing;
•our strategies to increase user growth and engagement;
•our expectations regarding the growth and availability of valuable and appealing user-generated content on our platform;
•our ability to develop new products and services and bring them to market in a timely manner and make enhancements to our platform;
•our ability to implement artificial intelligence and machine learning to increase user growth and engagement and support advertising growth;
•user and advertiser growth strategies in geographies outside of the United States and in languages besides English;
•strategies to increase revenue from new and existing advertisers, including by (i) evolving our service model to more types of advertisers and building deeper advertiser relationships, (ii) providing product opportunities and offerings that deliver value to our advertisers, and (iii) developing measurements solutions to increase the effectiveness of our advertisers’ return on investment;
•strategies to expand revenue sources from non-advertising sources, including data licensing and our user economy;
•strategies to empower Redditors, including monetization tools for creators and communities;
•our content moderation model relative to complex content ranking algorithms;
•our ability to attract and retain Redditors and their level of engagement;
•the impact of the macroeconomic environment, including as a result of the ongoing conflict between Russia and Ukraine and the recent escalation of Middle East conflict involving Israel, on our business and other uncertainties in the global economy generally;
•our ability to maintain and enhance our brand and reputation;
•our history of losses and expectation to incur continuing losses for the foreseeable future;
•our ability to maintain the security and availability of our platform and protect against data breaches and other security incidents;
•our ability to manage risks associated with our business, in particular, risks related to content on our platform, and our content moderation approach, which depends on users who volunteer to be moderators of their communities;
•potential harm caused by changes in internet search engines’ methodologies, particularly search engine optimization methodologies and policies;
•the size of our addressable markets, market share, and market trends, including our ability to grow our business in the countries we have identified as near-term priorities;
•our ability to attract and retain advertisers and scale our revenue model;
•our ability to develop effective products and tools for advertisers, including measurement tools;
•our ability to compete effectively in our industry;
•our ability to expand and monetize our platform internationally;
•fluctuations in our operating results and seasonality of our business;
•our ability to raise additional capital;
•our ability to receive, collect, transfer, store, use, share, and otherwise process data, including personal information, and compliance with laws, rules, and regulations related to data privacy, protection, and security and content;
•our ability to comply with modified or new laws and regulations applying to our business, and potential harm to our business as a result of those laws and regulations;
•changes in technology or methodology that impact our calculation of DAUq, including our ability to identify automated agents on our platform;
•real or perceived inaccuracies in current or historical metrics related to our business;
•the increased expenses associated with being a public company;
•our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture;
•our ability to identify, recruit, hire, and retain skilled personnel, including key members of senior management;
•our intention to continue to make investments in talent and our platform infrastructure;

•build out of a self-serve offering (as well as other automation tools) and significant opportunity to increase the number of advertisers on Reddit over time through our self-serve offering as well as with increased sales and marketing resources;
•large and attractive opportunity in the digital advertising market, as well as an attractive offering for both advertisers and users who benefit from the contextual advertising content that our platform provides, and our intention to continue to invest in this area;
•expectation of increased losses and decline in operating margins as we invest in product improvements and innovations and our international growth;
•challenges in increasing ARPU on an absolute basis outside of the United States;
•potential need to absorb the costs related to investments in product improvements and innovations without generating sufficient revenue to offset these costs;
•our opportunity to continue to grow our DAUq in the United States and around the world and our focus on growing our platform globally, including through entering new geographic markets and investing in under-penetrated ones;
•our aim to increase DAUq by scaling internationally, developing products that are more compelling for our users, and improving the quality of our products across all platforms;
•our expectation of an increase in our costs and expenses from the launch of new ad formats, products, and features, primarily as additional hosting costs although most of these areas of focus will not initially generate revenue;
•potential decline in users due to a reduction in third-party applications;
•potential near-term volatility in Redditor and revenue growth rates;
•sufficiency of our existing cash, cash equivalents, and marketable securities and amounts available under our revolving credit facility to meet our working capital and capital expenditure needs over at least the next 12 months;
•sales of shares of our Class A common stock by us or our stockholders, including pursuant to exceptions in market standoff or contractual lock-up agreements, or the expiration of the lock-up period in connection with our initial public offering (“IPO”), and the anticipation of such events; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those described in “Risk Factors.”
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
NOTE REGARDING USER METRICS AND OTHER DATA
We define a daily active unique (“DAUq”) as a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a 24-hour period. We calculate average DAUq for a particular period by adding the number of DAUq on each day of that period and dividing that sum by the number of days in that period. We define a weekly active unique (“WAUq”) as a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a trailing seven-day period. We calculate average quarterly WAUq for a particular period by adding the number of WAUq on each day of that period and dividing that sum by the number of days in that period. We define average revenue per unique (“ARPU”) as quarterly revenue in a given geography divided by the average DAUq in that geography. For the purposes of calculating ARPU, advertising revenue in a given geography is based on the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity, while other revenue in a given geography is based on the billing address of the customer.
We regularly review and continually seek to improve the accuracy of, and our ability to track, such metrics. While these metrics are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems.

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$968,515	$401,176
Marketable securities	701,835	811,946
Accounts receivable, net	215,307	245,279
Prepaid expenses and other current assets	34,368	21,286
Total current assets	1,920,025	1,479,687
Property and equipment, net	14,385	14,946
Operating lease right-of-use assets, net	22,754	24,008
Intangible assets, net	29,928	32,147
Goodwill	26,299	26,299
Other noncurrent assets	2,505	19,380
Total assets	$2,015,896	$1,596,467
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$45,378	$46,514
Operating lease liabilities	4,383	3,707
Accrued expenses and other current liabilities	106,724	83,349
Total current liabilities	156,485	133,570
Operating lease liabilities, noncurrent	20,835	22,040
Other noncurrent liabilities	276	287
Total liabilities	177,596	155,897
Commitments and contingencies (Note 9)
Convertible preferred stock, par value $0.0001 per share; no and 86,864,781 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no and 73,021,449 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $1,847,993 as of March 31, 2024 and December 31, 2023, respectively	—	1,853,492
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000,000 and no shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 and 189,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 44,286,735 and 7,099,700 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	—
Class B common stock, par value $0.0001 per share; 140,000,000 and 142,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 119,059,756 and 53,904,204 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	6
Class C common stock, par value $0.0001 per share; 100,000,000 and no shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	3,130,384	302,820
Accumulated other comprehensive income (loss)	(472)	814
Accumulated deficit	(1,291,628)	(716,562)
Total stockholders’ equity (deficit)	1,838,300	(412,922)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,015,896	$1,596,467
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2024	2023
Revenue	$242,963	$163,740
Costs and expenses:
Cost of revenue	27,616	26,863
Research and development	437,030	108,767
Sales and marketing	124,095	57,911
General and administrative	243,477	40,801
Total costs and expenses	832,218	234,342
Income (loss) from operations	(589,255)	(70,602)
Other income (expense), net	14,554	10,724
Income (loss) before income taxes	(574,701)	(59,878)
Income tax expense (benefit)	365	988
Net income (loss)	$(575,066)	$(60,866)
Net income (loss) per share attributable to Class A and Class B common stock, basic and diluted (Note 4)	$(8.19)	$(1.05)
Weighted-average shares of Class A and Class B common stock used to compute net income (loss) per share attributable to common stockholders, basic and diluted	70,240,492	58,114,745
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Net income (loss)	$(575,066)	$(60,866)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on marketable securities	(1,272)	2,495
Change in foreign currency translation adjustment	(14)	—
Net comprehensive income (loss)	$(576,352)	$(58,371)
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	73,021,449	$1,853,492	6,381,936	$—	51,410,111	$6	$250,460	$(3,792)	$(625,738)	$(379,064)
Issuance of common stock upon exercise of stock options, net	—	—	111,488	—	23,926	—	963	—	—	963
Issuance of common stock upon settlement of restricted stock units, net	—	—	221,612	—	—	—	(4,229)	—	—	(4,229)
Stock-based compensation expense	—	—	—	—	—	—	12,480	—	—	12,480
Vesting of early exercised stock options	—	—	—	—	—	—	306	—	—	306
Net income (loss)	—	—	—	—	—	—	—	—	(60,866)	(60,866)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	2,495	—	2,495
Balance as of March 31, 2023	73,021,449	$1,853,492	6,715,036	$—	51,434,037	$6	$259,980	$(1,297)	$(686,604)	$(427,915)

	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	73,021,449	$1,853,492	7,099,700	$—	53,904,204	$6	$302,820	$814	$(716,562)	$(412,922)
Issuance of common stock upon exercise of stock options, net	—	—	3,141,176	—	805,948	—	23,089	—	—	23,089
Issuance of common stock upon settlement of restricted stock units, net	—	—	6,173,372	1	624,115	—	(202,853)	—	—	(202,852)
Conversion of Class B common stock to Class A common stock	—	—	4,191,943	—	(4,191,943)	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(73,021,449)	(1,853,492)	5,104,017	1	67,917,432	6	1,853,485	—	—	1,853,492
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	18,576,527	2	—	—	576,266	—	—	576,268
Stock-based compensation expense	—	—	—	—	—	—	577,508	—	—	577,508
Vesting of early exercised stock options	—	—	—	—	—	—	69	—	—	69
Net income (loss)	—	—	—	—	—	—	—	—	(575,066)	(575,066)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Balance as of March 31, 2024	—	$—	44,286,735	$4	119,059,756	$12	$3,130,384	$(472)	$(1,291,628)	$1,838,300
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(575,066)	$(60,866)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,743	3,338
Non-cash operating lease cost	1,253	3,269
Amortization of premium (accretion of discount) on marketable securities, net	(8,129)	(5,132)
Stock-based compensation	577,508	12,480
Other adjustments	485	16
Changes in operating assets and liabilities:
Accounts receivable	29,987	33,746
Prepaid expenses and other assets	(13,912)	(1,012)
Operating lease right-of-use assets and liabilities	(530)	(871)
Accounts payable	(2,178)	6,706
Accrued expenses and other liabilities	18,903	12,401
Net cash provided by (used in) operating activities	$32,064	$4,075
Cash flows from investing activities
Purchases of property and equipment	(2,851)	(356)
Purchases of marketable securities	(135,685)	(262,846)
Maturities of marketable securities	252,655	315,365
Proceeds from sale of marketable securities	—	36,789
Other investing activities	(15)	70
Net cash provided by (used in) investing activities	$114,104	$89,022
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	600,022	—
Proceeds from exercise of employee stock options	23,089	961
Taxes paid related to net share settlement of restricted stock units	(194,737)	(4,229)
Payments of initial public offering costs	(2,753)	(362)
Other financing activities	(4,450)	—
Net cash provided by (used in) financing activities	$421,171	$(3,630)
Net increase (decrease) in cash, cash equivalents, and restricted cash	567,339	89,467
Cash, cash equivalents, and restricted cash at the beginning of the period	401,226	435,860
Cash, cash equivalents, and restricted cash at the end of the period	$968,565	$525,327
Cash and cash equivalents	968,515	525,277
Restricted cash	50	50
Total cash, cash equivalents, and restricted cash	$968,565	$525,327
Supplemental disclosures of cash flow information
Cash paid for income taxes	$164	$287
Supplemental disclosure of noncash financing and investing activities:
Conversion of convertible preferred stock to common stock upon initial public offering	$1,853,492	$—
Taxes related to net share settlement of restricted stock units not yet paid	$8,116	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$23,754	$—
Operating lease right-of-use assets recognized in exchange for lease liabilities	$—	$12,014
Deferred offering costs not yet paid	$6,022	$1,703
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
1. Description of Business
Description of Business
Reddit, Inc. (“Reddit,” “we,” “our,” or “us”) was incorporated in the state of Delaware. Our mission is to bring community, belonging, and empowerment to everyone in the world. We built Reddit with the belief that communities unlock the power of human creativity and create a sense of belonging and empowerment for their members. We believe the world needs community more than ever, and that this represents our greatest opportunity to further enrich the lives of everyone in the world. We are headquartered in San Francisco, California, and have several offices around the world.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation of Unaudited Interim Financial Information
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial information. Our consolidated financial statements include the accounts of Reddit, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. Accordingly, the unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our final prospectus, dated March 20, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 21, 2024 (“Prospectus”) in connection with our IPO. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in our opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.
Other than described below, there have been no changes to our significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in our audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus that have had a material impact on our consolidated financial statements and accompanying notes.
Initial Public Offering
On March 20, 2024, our initial public offering (“IPO”) was declared effective and our Class A common stock began trading on the New York Stock Exchange on March 21, 2024. On March 25, 2024, we completed our IPO in which we issued and sold 18,576,527 shares of Class A common stock, including 3,300,000 shares of Class A common stock pursuant to the underwriters’ exercise in full of their over-allotment option, and excluding 6,723,473 shares of Class A common stock sold in the IPO by certain of our existing stockholders, at a public offering price of $34.00 per share. We received net proceeds of $600.0 million after deducting underwriting discounts and commissions of $31.6 million. In connection with the closing of the IPO, all shares of our then-outstanding convertible preferred stock other than Series F-1 preferred stock automatically converted into an aggregate of 67,917,432 shares of Class B common stock and all then-outstanding shares of Series F-1 preferred stock automatically converted into 5,104,017 shares of Class A common stock. Following the IPO, we have three classes of authorized common stock – Class A common stock, Class B common stock, and Class C common stock.
Certain of our restricted stock units granted to employees included both service-based and performance-based vesting conditions (“Double Trigger RSUs”). The performance condition related to these awards was satisfied upon the effectiveness of the IPO. Upon the effectiveness of the IPO, we recognized $534.7 million of stock-based compensation expense. To meet the related tax withholding requirements, we withheld 4,861,113 shares of the 10,502,390 shares of Class A common stock issued and 723,341 shares of the 1,347,456 shares of Class B common stock issued. Based on the IPO public offering price of $34.00 per share, the tax withholding obligation was $189.9 million.
In connection with our IPO, we amended and restated our certificate of incorporation (“Restated Certificate”) which authorized 2,340,000,000 shares of capital stock, consisting of 2,000,000,000 shares of Class A common stock,

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
140,000,000 shares of Class B common stock, 100,000,000 shares of Class C common stock, and 100,000,000 shares of undesignated preferred stock.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management’s estimates are based on historical information available as of the date of the consolidated financial statements and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ materially from those estimates.
Significant estimates relate primarily to determining the fair value of stock-based awards, the fair value of assets and liabilities assumed in business combinations, and the incremental borrowing rate used to determine operating lease right-of-use assets and lease liabilities. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.
Functional Currency
Generally, the U.S. dollar is the functional currency for our subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange gains and losses were not material for the three months ended March 31, 2024 and 2023.
On January 1, 2024, we changed the functional currency of our U.K. subsidiary, Reddit UK Limited, from the U.S. dollar to the British pound. The change in functional currency is due primarily to the increased exposure to the British pound as our future operating cash flows for our U.K. subsidiary are expected to be in British pounds. We translate the financial statements of the U.K. subsidiary to U.S. dollars at exchange rates at the balance sheet date for assets and liabilities, and monthly average exchange rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). The change in the functional currency of Reddit UK Limited was accounted for prospectively from January 1, 2024 and did not have a material impact on our consolidated financial statements.
Deferred Offering Costs
Prior to our IPO, deferred offering costs, which consist of direct incremental legal, accounting, consulting, and other fees related to the IPO, were capitalized in other noncurrent assets on the consolidated balance sheets. After the IPO, the deferred offering costs were reclassified into additional paid-in capital as an offset against IPO proceeds. Deferred offering costs included in other noncurrent assets were $16.5 million as of December 31, 2023.
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. We maintain cash and cash equivalents with several financial institutions. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risks exist with respect to these balances. We maintain investments in U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, commercial paper, and money market accounts that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances.
Emerging Growth Company Status
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
We have elected to irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will comply with new or revised accounting standards at the time when adoption of such standards is required for public companies that are non-emerging growth companies.
We will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which our total annual gross revenue is at least $1.235 billion, or (c) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. All disclosure requirements of this standard are required for entities with a single reportable segment. This standard is effective for us in the annual period beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 250-60): Accounting for and Disclosure of Crypto Assets, which requires an entity to measure crypto assets at fair value at each reporting period with changes recognized in net income. This standard also requires additional disclosures about the types of crypto assets held by entities and the changes in those holdings. The standard is effective for us beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This standard also requires certain disaggregated disclosures related to income from continuing operations, income tax expense, and income taxes paid. The standard is effective for us beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements.
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended March 31,
	2024	2023
	(in thousands)
Advertising revenue	$222,682	$160,080
Other revenue	20,281	3,660
Total revenue	$242,963	$163,740
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended March 31,
	2024	2023
	(in thousands)
United States	$199,803	$130,641
Rest of world(1)	43,160	33,099
Total revenue	$242,963	$163,740
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three months ended March 31, 2024 and 2023.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
For the three months ended March 31, 2024 and 2023, revenue recognized from the deferred revenue balance as of December 31, 2023 and 2022 was $5.4 million and $5.0 million, respectively. We will recognize substantially all of the deferred revenue as of December 31, 2023 as revenue in 2024.
As of March 31, 2024, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year is $188.1 million. This amount consists primarily of long-term data licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize approximately $68.0 million within the next 12 months and the remaining thereafter.
4. Net Income (Loss) per Share
We compute net income (loss) per share of Class A and Class B common stock using the two-class method required for multiple classes of common stock and participating securities. Prior to the IPO, our participating securities included Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock, as the holders of these series of preferred stock were entitled to receive noncumulative dividends subject to certain requirements at an annual rate of 8% of the respective original issue price then in effect in the event that a dividend was paid on common stock.
In connection with our IPO, our Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, and Series F preferred stock converted on a one-to-one basis into 67,917,432 shares of Class B common stock, and our Series F-1 preferred stock converted on a one-to-one basis into 5,104,017 shares of Class A common stock. These shares are weighted in the denominator of net loss per share for Class A and Class B common stock for the portion of the time outstanding subsequent to our IPO.
The holders of Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock did not have a contractual obligation to share in our losses. As such, our net losses for the three months ended March 31, 2023 were not allocated to these participating securities.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stock:

	March 31, 2024
	Class A	Class B	Consolidated
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(92,094)	$(482,972)	$(575,066)
Denominator:
Basic weighted-average common shares outstanding	11,248,688	58,991,804	70,240,492
Diluted weighted-average common shares outstanding	11,248,688	58,991,804	70,240,492
Basic and diluted income (loss) per share attributable to common stockholders:	$(8.19)	$(8.19)	$(8.19)

	March 31, 2023
	Class A	Class B	Consolidated
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(7,015)	$(53,851)	$(60,866)
Denominator:
Basic weighted-average common shares outstanding	6,698,085	51,416,661	58,114,745
Diluted weighted-average common shares outstanding	6,698,085	51,416,661	58,114,745
Basic and diluted income (loss) per share attributable to common stockholders:	$(1.05)	$(1.05)	$(1.05)
As of March 31, 2024 and 2023, basic and diluted shares were the same as there were no securities that were dilutive.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
The following outstanding potentially dilutive shares, including stock options that have been exercised prior to vesting, were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	March 31, 2024
	Class A	Class B	Consolidated
Stock options	19,365,137	6,418,074	25,783,211
Unvested RSUs & RSAs	14,758,638	1,372,694	16,131,332
	34,123,775	7,790,768	41,914,543

	March 31, 2023
	Class A	Class B	Consolidated
Stock options	15,882,441	8,204,871	24,087,312
Unvested RSUs & RSAs	15,223,756	4,362,661	19,586,417
Preferred shares	5,104,017	67,917,432	73,021,449
	36,210,214	80,484,964	116,695,178
5. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
•Level 1: Quoted market prices in active markets for identical assets or liabilities
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
•Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. There were no transfers between levels during the periods presented.
The following table sets forth our financial assets that are measured at fair value on a recurring basis:

		March 31, 2024
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$876,482	$—	$—	$876,482
Commercial paper	Level 2	18,114	—	(11)	18,103
Marketable securities:
U.S. treasury securities	Level 1	392,660	136	(436)	392,360
U.S. agency bonds	Level 2	45,111	17	(77)	45,051
Non-U.S. government securities	Level 2	4,880	—	(1)	4,879
Corporate bonds	Level 2	92,194	113	(159)	92,148
Commercial paper	Level 2	167,437	28	(68)	167,397
Total		$1,596,878	$294	$(752)	$1,596,420

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

		December 31, 2023
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$345,555	$—	$—	$345,555
Commercial paper	Level 2	9,994	—	(9)	9,985
Marketable securities:
U.S. treasury securities	Level 1	426,734	697	(188)	427,243
U.S. agency bonds	Level 2	77,535	13	(34)	77,514
Non-U.S. government securities	Level 2	21,723	10	(27)	21,706
Corporate bonds	Level 2	94,725	310	(81)	94,954
Certificates of deposit	Level 2	2,810	—	(1)	2,809
Commercial paper	Level 2	187,596	148	(24)	187,720
Total		$1,166,672	$1,178	$(364)	$1,167,486
Gross unrealized gains (losses) within accumulated other comprehensive income (loss) were immaterial as of March 31, 2024 and December 31, 2023. There were no impairment charges due to credit losses during the three months ended March 31, 2024 and 2023.
As of March 31, 2024, the amortized cost of marketable securities with maturities less than one year was $550.3 million. The amortized cost of marketable securities with maturities between one and five years was $152.0 million.
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$18,098	$11,930
Other receivables	11,656	4,695
Interest receivable	2,852	3,071
Other	1,762	1,590
Total prepaid expenses and other current assets	$34,368	$21,286
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Computer equipment, furniture, and fixtures	$15,023	$14,136
Leasehold improvements	7,643	7,597
Total property and equipment	22,666	21,733
Less: accumulated depreciation	(8,281)	(6,787)
Total property and equipment, net	$14,385	$14,946
Depreciation expense was $1.5 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation and benefits	$55,212	$37,964
Deferred revenue	8,468	7,250
Accrued expenses	31,034	26,740
Revenue share payable and other	4,290	2,549
Holdback liability from acquisitions	1,661	6,111
Other	6,059	2,735
Total accrued expenses and other current liabilities	$106,724	$83,349
7. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $26.3 million as of December 31, 2023. There was no change in the carrying amount of goodwill during the three months ended March 31, 2024.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	March 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$43,160	$15,093	$28,067	3.3
Other intangible assets	600	567	33	0.1
Total acquired intangible assets	$43,760	$15,660	$28,100

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$43,160	$12,973	$30,187	3.6
Other intangible assets	600	467	133	0.3
Total acquired intangible assets	$43,760	$13,440	$30,320
Amortization expense was $2.2 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively.
Cryptocurrency
The net carrying value of our cryptocurrencies, which consisted primarily of Bitcoin and Ether, as well as all related cryptocurrency activity, was immaterial for the periods presented.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
8. Debt
Revolving Line of Credit
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of March 31, 2024, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $4.9 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.1 million. The aggregate available balance under the Revolving Credit Facility was $745.1 million as of March 31, 2024.
On May 23, 2023, we amended the terms of the Revolving Credit Facility to replace LIBOR with Term SOFR as the interest rate benchmark. Under the amended terms of the Revolving Credit Facility, borrowings can be either ABR Loans, Term Benchmark Loans, or SONIA Loans. Outstanding ABR Loans bear interest at a rate equal to the greatest of (A) the Prime Rate, (B) the NYFRB Rate plus 0.5%, (C) the Adjusted Term SOFR Rate plus 1.0%, or (D) 1.0% (each as defined in the amended Revolving Credit Facility), in each case plus 0.25%. Outstanding Term Benchmark Loans bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate, the Adjusted AUD Rate, or the Adjusted CDOR Rate (each as defined in the amended Revolving Credit Facility), as applicable, in each case, plus 1.25%. Outstanding SONIA Loans bear interest at a rate equal to the Adjusted Daily Simple SONIA (as such term is defined in the amended Revolving Credit Facility) plus 1.25%. We are required to pay a quarterly commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the credit facility.
The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of March 31, 2024.
9. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the three months ended March 31, 2024, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus.
Legal Matters and Indemnifications
Please refer to the “Notes to the Consolidated Financial Statements” included in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus for details on legal proceedings and indemnifications. There were no material changes to legal matters or indemnifications for the three months ended March 31, 2024.
10. Stockholders' Equity (Deficit)
Class A, Class B, and Class C Common Stock
We have three classes of authorized common stock, Class A, Class B, and Class C common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock (i) upon any transfer, except for certain permitted transfers set forth in the Restated Certificate, including transfers to family members, certain trusts for estate planning purposes, entities under common control with or controlled by such holder of our Class B common stock, and with respect to Advance Magazine Publishers Inc., any Advance Entity (as defined in the Restated Certificate), or (ii) upon the first date on which the aggregate number of outstanding shares of Class B common stock ceases to represent at least 7.5% of the aggregate number of then-outstanding shares of our Class A and Class B common stock. Once converted into Class A common stock, the Class B common stock will not be reissued.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
In connection with our IPO, the Restated Certificate became effective, which authorized 100,000,000 shares of Class C common stock. Each holder of Class C common stock is entitled to no votes per share. We have no current plans to issue any Class C common stock.
Preferred Stock
Immediately prior to the completion of our IPO, all of our then-outstanding shares of convertible preferred stock were automatically converted into 5,104,017 shares and 67,917,432 shares of our Class A and Class B common stock, respectively.
In connection with our IPO, the Restated Certificate became effective, which authorized 100,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share. Our board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Common Stock Reserved for Issuance
In February 2024, our board of directors adopted the 2024 Incentive Award Plan (the “2024 Plan”), which became effective in connection with the IPO. Under the 2024 Plan, 31,747,592 shares of our Class A common stock were reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. The 2024 Plan also includes shares of our Class A common stock that remained available for grant of future awards under the at the time the 2024 Plan became effective. Following the effective date of our IPO, the number of shares reserved for issuance under the 2024 Plan will increase by an annual increase on the first day of each fiscal year beginning in 2025 and ending in 2034, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 185,735,952 shares of stock may be issued upon the exercise of incentive stock options.
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	March 31, 2024	December 31, 2023
Outstanding stock options	25,773,215	29,795,909
Outstanding RSUs	16,058,809	27,627,171
Conversion of outstanding convertible preferred stock	—	73,021,449
Remaining shares reserved for future issuances under the 2017 Plan	—	7,919,000
Remaining shares reserved for future issuances under the 2024 Plan	37,490,765	—
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	80,659,994	139,700,734
The remaining shares reserved for future issuance under the 2024 and 2017 Plans relate to Class A and Class B common stock.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
11. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the three months ended March 31, 2024:

	Service- based RSUs	RSAs	Market and Performance- based RSUs	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2023	25,406,057	87,030	1,393,446	26,886,533	$29.17
Granted	1,636,151	—	—	1,636,151	$31.55
Vested	(11,309,117)	(14,507)	(678,632)	(12,002,256)	$31.60
Canceled/Forfeited	(378,307)	—	(10,789)	(389,096)	$28.49
Unvested as of March 31, 2024	15,354,784	72,523	704,025	16,131,332	$27.62
As of March 31, 2024, we had RSUs and RSAs outstanding for 16,131,332 common shares, of which 14,758,638 relate to Class A common stock and 1,372,694 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $279.6 million as of March 31, 2024 and is expected to be recognized over a weighted-average period of 1.69 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity and activity regarding shares available for grant under our equity incentive plans during the three months ended March 31, 2024:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2023	29,795,909	$17.83	6.00	$500,472
Exercised	(3,947,124)	5.85
Canceled/Forfeited	(75,570)	6.72
Balance as of March 31, 2024	25,773,215	$19.70	6.07	$839,632
Vested as of March 31, 2024	16,840,499	$7.11	4.21	$715
Vested and expected to vest as of March 31, 2024	25,773,215	$19.70	6.07	$839,632
As of March 31, 2024 we had outstanding stock options for 25,773,215 common shares, of which 19,355,141 relate to Class A common stock and 6,418,074 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $136.9 million as of March 31, 2024 and is expected to be recognized over a weighted-average period of 4.59 years.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$258	$38
Research and development	316,514	7,560
Sales and marketing	60,790	1,697
General and administrative	199,946	3,185
Stock-based compensation	$577,508	$12,480
12. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three months ended March 31, 2024 and 2023, income tax expense (benefit) was immaterial. We continue to maintain a full valuation allowance on our remaining federal and state deferred tax assets.
13. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of March 31, 2024, Advance Magazine Publishers Inc. (“Advance”) held approximately 25% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. Moreover, pursuant to the terms of the Restated Certificate and that certain Governance Agreement, dated as of March 19, 2024, by and among us, Steve Huffman, our Chief Executive Officer and a member of our board of directors, and Advance, Advance has the right to designate two directors for inclusion in the slate of nominees for election as directors at an annual or special meeting of stockholders, to designate one nonvoting observer to the board of directors, and to have one of its designees sit on each committee of the board of directors (other than the audit committee), subject to certain limitations set forth in the Restated Certificate. Additionally, the affirmative vote or written consent of Advance will be required for us to take certain corporate actions. These rights will continue until the first to occur of the following events: (i) a change of control of Advance or Reddit; (ii) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock; and (iii) (a) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 50% of the number of outstanding shares of our equity securities held by Advance upon the closing of our IPO, and (b) the then-outstanding shares of our Class B common stock, in the aggregate, represents less than 7.5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three months ended March 31, 2024 and 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in our Prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview of First Quarter 2024 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 82.7 million for the three months ended March 31, 2024, an increase of 37% year over year
•Average revenue per unique (“ARPU”) was $2.94 for the three months ended March 31, 2024, an increase of 8% year over year
Financial Results
•Revenue was $243.0 million for the three months ended March 31, 2024, an increase of 48% year over year
•Gross margin was 88.6% for the three months ended March 31, 2024, as compared to 83.6% in the three months ended March 31, 2023
•Operating expenses were $804.6 million for the three months ended March 31, 2024 as compared to $207.5 million in the three months ended March 31, 2023
•Net loss was $575.1 million for the three months ended March 31, 2024, as compared to a net loss of $60.9 million in the three months ended March 31, 2023
•Adjusted EBITDA was $10.0 million for the three months ended March 31, 2024, as compared to $(50.2) million in the three months ended March 31, 2023
•Net cash provided by operating activities was $32.1 million for the three months ended March 31, 2024, as compared to $4.1 million in the three months ended March 31, 2023
•Free Cash Flow was $29.2 million for the three months ended March 31, 2024, as compared to $3.7 million in the three months ended March 31, 2023
•Cash, cash equivalents, and marketable securities were $1.7 billion as of March 31, 2024
Key Financial and Operating Metrics
We review a number of metrics, including the key metrics discussed below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Trends in User Metrics
Daily Active Unique. We define a daily active unique (“DAUq”) as a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a 24-hour period. We calculate average DAUq for a particular period by adding the number of DAUq on each day of that period and dividing that sum by the number of days in that period. DAUq is shown globally and also broken out by the United States and the rest of the world because these markets have different characteristics. Most notably, we are more advanced in engagement and monetization in the United States than in the rest of the world. We measure DAUq because we believe that this metric helps management and investors understand usage of and engagement with our platform. DAUq is the primary metric by which we measure the scale of our active user base.

DAUq includes visits from those who have logged in to a registered account as well as those who have not logged in to—or do not have—a registered account. Visitors that come to Reddit from search engines are generally not logged in and originate from both desktop and mobile web. Currently, monetization of these users is mainly through conversation pages and feed ads. Measuring the number of logged-out visitors is difficult and complex. For example, prior to the first quarter of 2023, a portion of our historical DAUq metric counted views of pages that were hosted using Google’s Accelerated Mobile Page (“AMP”) framework. The accuracy of counting the DAUq attributable to this AMP traffic relied on the accuracy and completeness of information received from Google, which had not been historically complete and consistent. As such, our historical DAUq metrics are not directly comparable quarter over quarter or year over year. To the extent that our metric includes views of pages hosted on third-party infrastructure, like Google’s AMP framework, the accuracy and comparability of our metrics will depend on the accuracy and consistency of the information received from any such third party.
In addition, we monitor logged-in DAUq, which we define as a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a 24-hour period and was logged in to a registered account. We measure logged-in DAUq because these users tend to have higher engagement and spend more time on our platform compared to users who are not logged in to a registered account.
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	5%	7%	7%	5%	7%	15%	27%	37%
Logged-in DAUq YoY Growth:	18%	20%	17%	13%	14%	19%	21%	27%

Total DAUq YoY Growth:	(1)%	2%	6%	6%	9%	19%	34%	45%	Total DAUq YoY Growth:	11%	11%	7%	4%	5%	12%	21%	30%
Logged-in DAUq YoY Growth:	16%	18%	15%	12%	12%	16%	20%	27%	Logged-in DAUq YoY Growth:	19%	21%	19%	14%	16%	22%	21%	28%

We assess both year over year and quarter over quarter growth of DAUq in each period.
In the three months ended March 31, 2024, global DAUq grew 37% compared to the prior year period, driven by 45% growth in DAUq in the United States and 30% growth in DAUq in the rest of world. Global DAUq grew 13% compared to the prior quarter period, driven by 14% growth in DAUq in the United States and 12% growth in DAUq in the rest of world. The growth in global DAUq in the three months ended March 31, 2024 compared to the prior year period and prior quarter period was driven mainly by traction in our growth strategies, primarily from product enhancements, and continued momentum from third-party search engine and algorithm changes.
Year over year and quarter over quarter activity can also fluctuate due to various internal and external factors. During the three months ended December 31, 2023 and 2022, we deployed further advances in our process used to identify and address activity by users and visitors, including web crawlers and scrapers. As we identify automated agents, we remove them from our DAUq count prospectively and do not recalculate DAUq for prior periods if we assess such impact to be immaterial. As we have continued to improve our capabilities to identify suspicious traffic, we have not seen this methodology materially impact trends in DAUq from quarter to quarter.
Weekly Active Unique. We define a weekly active unique (“WAUq”) as a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a trailing seven-day period. We calculate average quarterly WAUq for a particular period by adding the number of WAUq on each day of that period and dividing that sum by the number of days in that period. We measure WAUq because we believe that this metric helps management and investors understand the reach of our platform.
During the three months ended December 31, 2023 and 2022, we deployed further advances in our process used to identify and address activity by users and visitors, including web crawlers and scrapers. As we identify automated agents, we remove them from our WAUq count prospectively and do not recalculate WAUq for prior periods if we assess such impact to be immaterial. As we have continued to improve our capabilities to identify suspicious traffic, we have not seen this methodology materially impact trends in WAUq from quarter to quarter.
Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	1%	3%	3%	2%	5%	15%	29%	40%
DAUq/WAUq:	27%	27%	28%	28%	28%	28%	27%	27%

WAUq YoY Growth:	(8)%	(5)%	3%	4%	9%	21%	39%	53%	WAUq YoY Growth:	10%	11%	4%	1%	1%	9%	20%	30%
In the three months ended March 31, 2024, global WAUq grew 40% compared to the prior year period, driven by 53% growth in WAUq in the United States and 30% growth in WAUq in the rest of world. In the three months ended March 31, 2024, global WAUq increased 14% compared to the prior quarter period, driven by 15% growth in WAUq in the United States and 14% growth in WAUq in the rest of world. For the three months ended March 31, 2024, the proportion of DAUq to WAUq was 27%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the three months ended March 31, 2024, we recorded revenue of $243.0 million, as compared to revenue of $163.7 million for the three months ended March 31, 2023, representing an increase of 48% compared to the prior year period.
ARPU. We define average revenue per unique (“ARPU”) as quarterly revenue in a given geography divided by the average DAUq in that geography. For the purposes of calculating ARPU, advertising revenue in a given geography is based on the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity, while other revenue in a given geography is based on the billing address of the customer. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q, where both advertising revenue and other revenue are based on the billing address of the customer.
We present ARPU globally and also broken out on a United States and rest of world basis because we currently monetize users in the United States and the rest of the world at different rates. We measure ARPU because we believe that this metric helps our management and investors assess the extent to which we are monetizing our DAUq. Monetization of new users is generally at a lower rate than existing users and as such, ARPU tends to grow at a lower rate than revenue in periods of strong DAUq growth. Additionally, logged-out users typically have lower engagement and spend less time on our platform compared to users who are logged in to a registered account, and therefore, logged-in users generally contribute significantly more to ARPU than logged-out users due to the lower monetization opportunity of logged-out users. Our ARPU reflects the seasonality of our advertising revenue, with the fourth quarter typically being the strongest quarter of each year, especially in the United States, our most developed geography. United States ARPU is higher primarily due to the relative size and maturity of the U.S. digital advertising market, a dynamic we expect will continue for the foreseeable future.

Quarterly ARPU
(in dollars)

YoY Growth:	32%	32%	6%	7%	15%	5%	(2)%	8%
QoQ Growth:	4%	14%	17%	(22)%	11%	4%	9%	(14)%

YoY Growth:	35%	36%	5%	5%	15%	—%	(7)%	3%	YOY Growth:	47%	42%	17%	12%	9%	16%	3%	10%
QoQ Growth:	3%	16%	13%	(22)%	13%	1%	5%	(13)%	QoQ Growth:	9%	1%	33%	(23)%	6%	8%	18%	(18)%
During the three months ended March 31, 2024, ARPU was $2.94, an increase of 8% compared to $2.72 for the prior year period, United States ARPU was $4.77, compared to $4.62 for the prior year period, and rest of world ARPU was $1.10, compared to $1.00 for the prior year period. The increase in global ARPU compared to the prior year period was driven primarily by an increase in data licensing revenue. The decline in global ARPU compared to the prior quarter period was due primarily to seasonality.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our consolidated financial statements, which are presented in accordance with U.S. GAAP, to evaluate our core operating performance. These non-GAAP financial measures include Adjusted EBITDA and Free Cash Flow. We use these non-GAAP financial measures to facilitate reviews of our operational performance and as a basis for strategic planning. By excluding certain items that are non-recurring or not reflective of the performance of our normal course of business, we believe that Adjusted EBITDA and Free Cash Flow provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow investors to supplement their understanding of our financial trends and evaluate our ongoing and future performance in the same manner as management. However, there are a number of limitations related to the use of non-GAAP financial measures as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP measures. These non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with U.S. GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
Adjusted EBITDA
Adjusted EBITDA is defined as net income (loss) excluding interest (income) expense, net, income tax expense (benefit), depreciation and amortization, stock-based compensation expense and related taxes, other (income) expense, net, and certain other non-recurring or non-cash items impacting net income (loss) that we do not consider indicative of our ongoing business performance. Other (income) expense, net consists primarily of realized gains and losses on sales of marketable securities, foreign currency transaction gains and losses, and other income and expense that are not indicative of our core operating performance. We consider the exclusion of certain non-recurring or non-cash items in calculating Adjusted EBITDA to provide a useful measure for investors and others to evaluate our operating results in the same manner as management.
The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(575,066)	$(60,866)
Add (deduct):
Interest (income) expense, net	(15,447)	(10,612)
Income tax expense (benefit)	365	988
Depreciation and amortization(1)	3,743	3,338
Stock-based compensation expense and related taxes(2)	595,537	13,167
Restructuring costs(3)	—	3,916
Other (income) expense, net	893	(114)
Adjusted EBITDA	$10,025	$(50,183)
________________
(1)Includes depreciation and amortization as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$—	$76
Research and development	2,177	1,924
Sales and marketing	1,163	1,053
General and administrative	403	285
Depreciation and amortization	$3,743	$3,338
(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$258	$38
Research and development	327,097	8,001
Sales and marketing	63,624	1,813
General and administrative	204,558	3,315
Stock-based compensation expense and related taxes	$595,537	$13,167
(3)During the three months ended March 31, 2023, we incurred restructuring costs of $3.9 million, primarily composed of severance and benefits expense. These charges are non-recurring and are not reflective of underlying trends in our business.
Free Cash Flow

Free Cash Flow represents net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is useful to investors as a liquidity measure because it measures our ability to generate or use cash. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. Additionally, we believe that Free Cash Flow is an important measure since we use third-party infrastructure partners to host our services and therefore we do not incur significant capital expenditures to support revenue generating activities.
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$32,064	$4,075
Less:
Purchases of property and equipment	(2,851)	(356)
Free Cash Flow	$29,213	$3,719
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$242,963	$163,740	$79,223	48%
Net income (loss)	(575,066)	(60,866)	(514,200)	845
Adjusted EBITDA(1)	10,025	(50,183)	60,208	(120)
_________________
(1)See “Non-GAAP Financial Measures—Adjusted EBITDA” for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Components of Results of Operations
Revenue
We generate a majority of our revenue through the sale of advertising on our mobile applications and website. We recognize revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click (“CPC”) basis, views an ad contracted on a cost per thousand impressions (“CPM”) basis, views a video ad contracted on a cost per view (“CPV”) basis, or on a fixed fee basis, based upon ad delivery over the service period, which is typically less than 30 days in duration.
We also generate revenue from data licensing, Reddit Premium subscriptions, and products within our user economy. In our data licensing arrangements, we provide customers with the right to access data from our platform over the contractual period. We recognize data licensing revenue as our data partners consume and benefit from their use of the licensed data, which is generally ratably over the license period. Payments for Reddit Premium subscriptions are received upfront, are non-refundable, and are recognized ratably over the subscription period, which is generally less than one year. Products within our user economy include Reddit Gold and Collectible Avatars. Revenue from Reddit Gold and Collectible Avatars was immaterial for the periods presented.
Cost of Revenue
Cost of revenue consists primarily of payments to third parties for the cost of hosting and supporting our mobile applications and website. In addition, cost of revenue includes expenses directly associated with the delivery of our advertising and other services, including advertising measurement services and credit card and other transaction processing fees. Cost of revenue also consists of personnel-related costs, including salaries, benefits, and stock-based compensation.
Research and Development Expenses
Research and development expenses consist primarily of personnel-related costs including salaries, benefits, and stock-based compensation for engineers and other employees engaged in the research, design, and development of new and existing products. Research and development expenses also include consulting services and hosting costs associated with internal research and development activities, as well as allocated facilities and other supporting overhead costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related costs including salaries, benefits, and stock-based compensation for employees engaged in sales, sales support, business and brand development, marketing, and customer service functions. Sales commissions are expensed as incurred in sales and marketing expenses as the expected period of benefit is one year or less. Sales and marketing expenses also include costs incurred for advertising, market research, branding, professional services, marketing, and promotional expenditures, as well as allocated facilities and other supporting overhead costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs including salaries, benefits, and stock-based compensation for certain executives as well as employees engaged in finance, legal, human resources, information technology, communications, and other administrative teams. General and administrative expenses also include costs incurred for professional services, including outside legal and accounting services, cryptocurrency impairment, as well as allocated facilities and other supporting overhead costs.
Other Income (Expense), Net
Other income (expense), net, consists of interest expense, interest income, realized gains and losses on sales of marketable securities, and foreign currency transaction gains and losses.
Income Tax Expense (Benefit)
We are subject to income taxes in the United States and foreign jurisdictions. Our income tax provision represents the income tax expense or benefit associated with our operations based on the tax laws of the jurisdictions in which we operate. The foreign jurisdictions where we operate have different statutory tax rates than the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended March 31,
	2024	2023
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$242,963	$163,740
Costs and expenses:
Cost of revenue	27,616	26,863
Research and development	437,030	108,767
Sales and marketing	124,095	57,911
General and administrative	243,477	40,801
Total costs and expenses	832,218	234,342
Income (loss) from operations	(589,255)	(70,602)
Other income (expense), net	14,554	10,724
Income (loss) before income taxes	(574,701)	(59,878)
Income tax expense (benefit)	365	988
Net income (loss)	$(575,066)	$(60,866)
Adjusted EBITDA(1)	$10,025	$(50,183)
Net cash provided by (used in) operating activities	$32,064	$4,075
Free Cash Flow(2)	$29,213	$3,719
_________________
(1)See “Non-GAAP Financial Measures—Adjusted EBITDA” for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
(2)See “Non-GAAP Financial Measures—Free Cash Flow” for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2024	2023
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	11	16
Research and development	180	66
Sales and marketing	51	35
General and administrative	100	25
Total costs and expenses	342	142
Income (loss) from operations	(242)	(42)
Other income (expense), net	6	7
Income (loss) before income taxes	(236)	(35)
Income tax expense (benefit)	0	1
Net income (loss)	(236)%	(36)%

Revenue

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$242,963	$163,740	$79,223	48%
Revenue increased $79.2 million, or 48%, compared to the prior year. The growth in revenue was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, partially offset by a decrease in pricing. In addition, other revenues increased as a result of data licensing agreements executed in 2024.
Cost of Revenue

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$27,616	$26,863	$753	3%
Cost of revenue increased $0.8 million, or 3%, compared to the prior year. The increase in cost of revenue was primarily attributable to increased hosting usage to support user growth on our platform and an increase in advertising measurement and other services, partially offset by hosting cost efficiencies and lower hosting prices.
Research and Development Expenses

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$437,030	$108,767	$328,263	302%
Research and development expenses increased $328.3 million, or 302%, compared to the prior year. The increase was driven by stock-based compensation expense and related taxes of $327.1 million, primarily related to RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO.
Sales and Marketing Expenses

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$124,095	$57,911	$66,184	114%
Sales and marketing expenses increased $66.2 million, or 114%, compared to the prior year. The increase was driven by stock-based compensation expense and related taxes of $63.6 million, primarily related to RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO.
General and Administrative Expenses

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$243,477	$40,801	$202,676	497%

General and administrative expenses increased $202.7 million, or 497%, compared to the prior year. The increase was driven by stock-based compensation expense and related taxes of $204.6 million, primarily related to RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO.
Other Income (Expense), Net

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$14,554	$10,724	$3,830	36%
Other income (expense), net for the three months ended March 31, 2024 was $14.6 million compared to $10.7 million in the prior year. The increase was primarily due to higher interest earned on our cash and investments driven by higher interest rates.
Income Tax Expense (Benefit)

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$365	$988	$(623)	(63)%

Income tax expense (benefit) for the three months ended March 31, 2024 was $0.4 million compared to $1.0 million in the prior year. The decrease in income tax expense for the three months ended March 31, 2024 was primarily attributable to the increase in net loss in the current period.
Liquidity and Capital Resources
We have historically financed our operations primarily through net proceeds from the sale of convertible preferred stock and payments received from our customers. Additionally, in March 2024, we completed our IPO, which resulted in net proceeds of $600.0 million after deducting underwriting discounts and commissions of $31.6 million. Our primary uses of cash are personnel-related costs, the cost of hosting our mobile applications and website, and facility-related costs.
As of March 31, 2024, we had $1.7 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. As of March 31, 2024, approximately 1% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of March 31, 2024, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $4.9 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.1 million. The aggregate available balance under the Revolving Credit Facility was $745.1 million as of March 31, 2024.
On May 23, 2023, we amended the terms of the Revolving Credit Facility to replace LIBOR with Term SOFR as the interest rate benchmark. Under the amended terms of the Revolving Credit Facility, borrowings can be either ABR Loans, Term Benchmark Loans, or SONIA Loans. Outstanding ABR Loans bear interest at a rate equal to the greatest of (A) the Prime Rate, (B) the NYFRB Rate plus 0.5%, (C) the Adjusted Term SOFR Rate plus 1.0%, or (D) 1.0% (each as defined in the amended Revolving Credit Facility), in each case plus 0.25%. Outstanding Term Benchmark Loans bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate, the Adjusted AUD Rate, or the Adjusted CDOR Rate (each as defined in the amended Revolving Credit Facility), as applicable, in each case, plus 1.25%. Outstanding SONIA Loans bear interest at a rate equal to the Adjusted Daily Simple SONIA (as such term is defined in the amended Revolving Credit Facility) plus 1.25%. We are required to pay a quarterly commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the credit facility.

The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of March 31, 2024.
We believe our existing cash, cash equivalents, and marketable securities and amounts available under our Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, though we may require additional capital resources in the future. Our future capital requirements will depend on many factors including our growth rate, headcount, sales and marketing activities, research and development activities, the introduction of new features and products, acquisitions, and continued user engagement.
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2024	2023
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$32,064	$4,075
Net cash provided by (used in) investing activities	114,104	89,022
Net cash provided by (used in) financing activities	421,171	(3,630)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$567,339	$89,467
Free Cash Flow	$29,213	$3,719
Operating Activities
Net cash provided by operating activities was $32.1 million in the three months ended March 31, 2024, resulting primarily from a decrease in accounts receivable of $30.0 million due to the timing of cash collections, an increase in accrued expenses and other current liabilities of $18.9 million due to the timing of payments, and adjustments for non-cash items, primarily related to stock-based compensation expense of $577.5 million. These increases were partially offset by net loss of $(575.1) million in the three months ended March 31, 2024 and an increase in prepaid expenses and other assets of $13.9 million. Net cash provided by operating activities was $4.1 million in the three months ended March 31, 2023, resulting primarily from a decrease in accounts receivable of $33.7 million due to the timing of cash collections, an increase in accounts payable and accrued expenses and other current liabilities of $19.1 million due to timing of payments, and adjustments for non-cash items, primarily related to stock-based compensation expense of $12.5 million. These increases were partially offset by net loss of $(60.9) million in the three months ended March 31, 2023.
Investing Activities
Net cash provided by investing activities was $114.1 million in the three months ended March 31, 2024, primarily due to maturities of marketable securities of $252.7 million, partially offset by additional purchases of marketable securities of $135.7 million. Net cash provided by investing activities was $89.0 million in the three months ended March 31, 2023, primarily due to maturities and proceeds from the sale of marketable securities of $352.2 million partially offset by purchases of marketable securities of $262.8 million.
Financing Activities
Net cash provided by financing activities was $421.2 million in the three months ended March 31, 2024 and consisted primarily of cash proceeds from issuance of class A common stock in our initial public offering, net of underwriting discounts and commissions, of $600.0 million and proceeds from exercises of employee stock options of $23.1 million, partially offset by cash payments of $194.7 million for taxes related to net share settlement of restricted stock units. Net cash used in financing activities was $(3.6) million in the three months ended March 31, 2023 and consisted primarily of taxes paid related to net share settlement of restricted stock units of $4.2 million, partially offset by proceeds from exercises of employee stock options of $1.0 million.

Free Cash Flow
Free Cash Flow was $29.2 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively, and was composed of net cash provided by operating activities, resulting primarily from changes in working capital and adjustments for non-cash items, partially offset by net loss. Free Cash Flow also included purchases of property and equipment of $2.9 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the increase in Free Cash Flow as compared to the prior year was driven primarily by the increase in cash provided by operating activities.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the three months ended March 31, 2024, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ significantly from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, results of operations, financial condition, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.
Recent Accounting Pronouncements
See Note 2—Basis of Presentation and Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for any recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Emerging Growth Company Status
We are an emerging growth company as defined under the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We have elected to irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will comply with new or revised accounting standards at the time when adoption of such standards is required for public companies that are non-emerging growth companies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $968.5 million and $401.2 million as of March 31, 2024 and December 31, 2023, respectively. We had marketable securities of $701.8 million and $811.9 million as of March 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three months ended March 31, 2024 and 2023, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three months ended March 31, 2024 and 2023, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three months ended March 31, 2024 and 2023, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosures controls were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information
Item 1. Legal Proceedings
This information is set forth under Note 9—Commitments and Contingencies—Legal Matters to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described more fully below in this Quarterly Report on Form 10-Q. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.
•If we fail to increase or retain our user base, and in particular, our DAUq, or if user engagement declines, our business, results of operations, financial condition, and prospects will be harmed.
•If Redditors do not continue to contribute content or their contributions are not valuable or appealing to other Redditors, we may experience a decline in the number of Redditors accessing our products and services and in user engagement, which could result in the loss of advertisers and may harm our reputation, business, results of operations, financial condition, and prospects.
•Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser bases will be impaired and our business, results of operations, financial condition, and prospects could be harmed.
•Changes in internet search engine algorithms and dynamics could have a negative impact on traffic for our website and, ultimately, our business, results of operations, financial condition, and prospects.
•We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
•Our results of operations may fluctuate from quarter to quarter, which makes them difficult to predict.
•We are in the early stages of monetizing our business and there is no assurance we will be able to scale our business for future growth.
•We generate a majority of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers, or the reduction of or failure by advertisers to maintain or increase their advertising budgets would adversely affect our business.
•We may not succeed in further expanding and monetizing our platform internationally and may be subject to increased international business and economic risks.
•We are exploring business opportunities in licensing data, but we are in the early stages and the market is new and evolving rapidly.
•Our business, results of operations, financial condition, and prospects may be harmed by our failure to timely and effectively scale and adapt our existing technology and infrastructure.
•We anticipate that our ongoing efforts related to data privacy, safety, security, and content review will identify instances of misuse of user data or other undesirable activity by third parties on our platform.

•If our security measures are breached, or if our products and services are subject to attacks involving our systems or data, some of which contain personal information, or that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, Redditors and advertisers may curtail or stop using our products and services, and our reputation, business, results of operations, financial condition, and prospects could be harmed.
•Redditor growth and engagement depends upon effective interoperation with operating systems, networks, devices, web browsers, online application stores, regulations, and standards that we do not control. Changes in our products or to those operating systems, networks, devices, web browsers, online application stores, regulations, or standards may harm Redditor retention, growth, and engagement, which could harm our business, results of operations, financial condition, and prospects.
•Our business is subject to increasingly complex and evolving laws, rules, regulations, industry standards, and other legal obligations regarding content, consumer protection, competition, privacy, and other matters. Failure to comply with such laws, rules, regulations, industry standards, and other legal obligations could harm our business.
•Interest in our Class A common stock from retail and other individual investors, for reasons unrelated to our underlying business or macro or industry fundamentals, could result in increased volatility in the market price of our Class A common stock.
•The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the NYSE, including our directors, executive officers, and 5% stockholders, and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any major corporate transaction requiring stockholder approval, including change of control transactions.
•Our amended and restated certificate of incorporation and the governance agreement we entered into with our principal stockholder grant our principal stockholder certain rights with respect to the control and management of our business, which may prevent us from taking actions that may be beneficial to us and our other stockholders.
Risks Related to Our Business
If we fail to increase or retain our user base, and in particular, our DAUq, or if user engagement declines, our business, results of operations, financial condition, and prospects will be harmed.
The size of our user base and their level of engagement are critical to our success. Our financial performance has been, and will continue to be, significantly determined by our success in growing our user base so that we add Redditors, and those Redditors become more active users—more specifically, daily active uniques (“DAUq”). We define a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a 24-hour period as a DAUq. DAUq is a user metric utilized by our management team. While it may be used to gauge usage of our platform, it may not correlate to revenue. We also measure weekly active uniques (“WAUq”) to help us understand the reach of our platform. We may not be successful in our strategies to convert monthly users or WAUq into more DAUq.
If our platform is not perceived to be high-quality, relevant, reliable, trustworthy, or innovative, we may not be able to attract or retain Redditors or otherwise maintain or increase the frequency and duration of their engagement. In addition, in order to grow, we need to penetrate additional demographics. We may not be able to increase the number of Redditors in other demographics, and as a result, our user base may not grow.
Additionally, the absolute number of our DAUq and our DAUq growth rate has decreased in the past and may fluctuate or decrease in one or more markets from time to time due to various factors, especially after periods of high growth, such as we have experienced recently. For example, although we saw increased growth in our user base during the COVID-19 pandemic, we experienced lower levels of DAUq growth and declining DAUq as the effects of the COVID-19 pandemic subsided. DAUq has also declined in the past in periods following usage peaks surrounding certain worldwide events, such as the onset of the conflict between Russia and Ukraine in the three months ended March 31, 2022, and cultural trends, including video game releases, such as Elden Ring in the three months ended March 31, 2022, and traffic related to r/wallstreetbets in the three months ended March 31, 2021. These usage peaks are driven by external factors that are outside of our control. Accordingly, such growth may not be repeatable and we may experience declines in DAUq in the future in similar circumstances. DAUq has also been volatile during community responses to domestic and international social unrest as well as in response to actions by us. For example, we saw increased growth in our user base in the three months ended December 31, 2023, which may have been driven in part by performance improvements in our product and possibly by migration of usage from certain third-party applications in response to changes in our application program interface (“API”) terms and policies. Such growth may not be sustainable. Also, in December 2023, logged-out users comprised 75% of the incremental users added since July 2023, and logged-out users typically come to Reddit via search engines, spend less time on the site, and do not monetize at the same rate as logged-in users. Furthermore, we anticipate that our DAUq growth rate will slow over time as the absolute number of our DAUq increases. To the extent our DAUq growth rate slows or becomes negative, our success will increasingly depend on our ability to increase levels of engagement and monetization on our platform, including the level at which users visiting us from search traffic become more frequent users of our platform. A number of factors could harm Redditor growth and engagement, including if:
•Redditors engage with other products, services, or activities as an alternative to ours;
•our competitors incorporate features into their products that are substantially similar to ours or improve upon such features when including them in their products;
•we fail to introduce new and improved products or services or we introduce new or improved products or services that negatively affect Redditor engagement;
•we are unable to convert DAUq who come to our platform through internet search engines to sign-up and log in;
•Redditors feel that their Reddit experience is diminished as a result of our decisions with respect to the frequency, prominence, and size of ads that we display, or the quality of the ads displayed;
•influential Redditors or certain demographics of Redditors conclude that an alternative product or service better meets their needs;
•we are unable to convince new Redditors of the value and usefulness of our products and services;
•technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise negatively affect Redditors’ experience with our platform;
•Redditors have difficulty installing, updating, or otherwise accessing our products on mobile devices or prefer to utilize third-party applications that have shut down or no longer integrate with our platform;
•there are disruptions to the normal operation of our communities, including as a result of actions or inactions by our volunteer moderators;
•Redditors are unable to locate content that is interesting, useful, relevant, reliable, high-quality, or trustworthy to them, or otherwise find content available on our platform offensive, inappropriate, hostile, or otherwise objectionable;
•there are Redditor concerns related to privacy and communication, safety, security, or other factors or changes to our platform or policies are not well received by Redditors;
•we are unable to combat harmful or inappropriate usage of our platform;
•there are adverse changes in our products or services that are mandated by, or that we elect to make to address, legislation, regulatory authorities, or litigation, including settlements;
•we fail to keep pace with evolving online, market, and industry trends; or
•we are the subject of adverse media reports or other negative publicity.
We believe that sustained meaningful active Redditor growth is dependent on improving our products and services to demonstrate our value proposition to a larger audience, which we believe may take a considerable amount of time. If we are unable to increase our DAUq, or its growth rate, or if this metric declines, our products and services could be less attractive to potential new users, as well as to advertisers, which would harm our business, results of operations, financial condition, and prospects.

If Redditors do not continue to contribute content or their contributions are not valuable or appealing to other Redditors, we may experience a decline in the number of Redditors accessing our products and services and in user engagement, which could result in the loss of advertisers and may harm our reputation, business, results of operations, financial condition, and prospects.
Our success depends on our ability to provide users of our products and services with valuable content, which in turn depends on the content contributed by Redditors. We seek to foster a broad and engaged Redditor community. If Redditors do not continue to contribute content and otherwise engage with our platform, and we are unable to provide Redditors with valuable and timely content, our user base and their engagement may decline. A large portion of the content on our platform comes from a small number of Redditors contributing to communities (which are also known as subreddits). If prolific Redditors do not continue to contribute content and otherwise engage with our platform, or decide to leave our platform and encourage other Redditors to follow them to a new platform, our user base and their engagement may decline. Our platform may also be used by third parties to disseminate abusive or other harmful content in violation of our terms and applicable law. We may not proactively discover or quickly respond to such content once alerted to it due to our scale and the limitations of existing technology and operational infrastructure. If we are unable to successfully prevent or detect and timely address abusive or other harmful behavior on our platform, our user base and their engagement may decline. Additionally, in keeping with our mission to bring belonging to everyone in the world, our site-wide content policy is designed to be protective, but not intrusive. If Redditors perceive the content available on Reddit to be offensive, inappropriate, hostile, or otherwise objectionable, we may experience a decline in user activity generally, or among certain demographics. We generate a majority of our revenue from the sale of advertising services. If we experience a decline in the number of Redditors, or a decrease in Redditor growth rate or engagement, including as a result of lack of valuable or appealing content, or the loss of influential Redditors or subreddits, advertisers may not view our products and services as attractive for their marketing expenditures, and may reduce their spending with us, which would harm our reputation, business, results of operations, financial condition, and prospects.
Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser bases will be impaired and our business, results of operations, financial condition, and prospects could be harmed.
We believe that our brand identity and reputation, including that our service is an empowering environment, has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Reddit” brand and reputation is critical to retaining and growing our user and advertiser bases. We anticipate that maintaining and enhancing our brand and reputation will depend largely on our continued ability to provide high-quality, relevant, reliable, trustworthy, and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require Redditors to agree to new terms of service that Redditors do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if Redditors do not think the advertisements help them accomplish their objectives, view the advertisements as intrusive, annoying, or misleading, or have poor experiences with our advertisers.
Our brand and reputation may also be negatively affected by the content or actions of Redditors that are deemed to be offensive, inappropriate, hostile, or otherwise objectionable to other Redditors, by the actions of Redditors acting under false or inauthentic pretenses, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our service for illicit, illegal, or objectionable ends. We also may fail to respond expeditiously or at all to the sharing of illegal, illicit, offensive, inappropriate, hostile, or otherwise objectionable content on our platform or to objectionable practices by advertisers, or to otherwise address Redditors’ concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to such content in a timely manner may decrease as the number of Redditors grows, as the amount of content on our platform increases, or as we expand our product and service offerings, such as an increase in video content. Any governmental or regulatory inquiry, investigation, or action, including based on the appearance of illegal, illicit, or objectionable content on our platform or the failure to comply with applicable laws, rules, and regulations, could damage our brand and reputation, regardless of the outcome.
We receive a high degree of media coverage globally. We have experienced, and expect to continue to experience, media, legislative, governmental, and regulatory scrutiny of our decisions. Unfavorable publicity and scrutiny involving us, including regarding our data privacy, intellectual property, content, or other practices, product changes, product quality, pricing increases, litigation, or regulatory action, or regarding the actions of our employees, Redditors, moderators, or advertisers, or other issues, may significantly harm our brand and reputation, and could adversely affect the size, demographics, engagement, and loyalty of our user base. For instance, in May and June 2023, we experienced negative publicity as a result of our API policy changes. In addition, unfavorable publicity and scrutiny of other companies in our industry, including controversies surrounding their product design choices, content-related decisions, or their data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Redditors or advertisers from using our service.
In addition, we may fail to adequately address the needs of Redditors or our advertisers, which could erode confidence in our brand and damage our reputation. If we fail to promote and maintain the “Reddit” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, results of operations, financial condition, and prospects could be harmed.
Changes in internet search engine algorithms and dynamics could have a negative impact on traffic for our website and, ultimately, our business, results of operations, financial condition, and prospects.
Our success depends partly on our ability to attract online visitors to our website. We rely, in part, on internet search engines, such as Google, to generate traffic to our website, primarily through free or organic searches. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites may be ranked lower in the search results or otherwise less visible in a user’s search. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our website or those of our partners, our business, results of operations, financial condition, and prospects could be adversely affected.
We have a history of net losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we may incur net losses in the future. We incurred net losses of $(90.8) million and $(575.1) million for the year ended December 31, 2023 and three months ended March 31, 2024, respectively. As of March 31, 2024, we had an accumulated deficit of $(1.3) billion. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to achieve or maintain profitability. While we have recently undertaken cost reduction measures, we expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
Our results of operations may fluctuate from quarter to quarter, which makes them difficult to predict.
Our quarterly results of operations have fluctuated in the past and will fluctuate in the future, based on the seasonality of our business as well as external factors impacting the global economy. For example, we have historically seen an increase in usage and advertiser spending in the fourth quarter, at least in part due to the holiday season, typically followed by a weaker first quarter. As a result, our past quarterly results of operations are not necessarily indicative of future performance. Our results of operations and financial condition in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•our ability to maintain and grow our DAUq, as well as users’ activity on Reddit;
•the level of demand for our products and services;
•the development and introduction or termination of new products, features, or services by us or our competitors;
•seasonal or other fluctuations in spending by our advertisers or in Redditor usage or engagement on our platform, including, but not limited to, around significant planned events such as the Super Bowl and unplanned ones like natural disasters or touted video game releases;
•our ability to attract and retain advertisers;
•our pricing models and our ability to maintain or improve revenue and operating margins;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•our ability to successfully expand internationally and penetrate key demographics;
•the timing, cost of, and mix of new and existing marketing and promotional efforts;
•our ability to maintain operating margins, cash used in operating activities, and Free Cash Flow;
•system failures or actual or perceived data breaches or other security or privacy-related incidents, and the costs associated with such failures, breaches, and remediations;
•inaccessibility of our platform, or certain features within our platform, due to third-party action or inaction;
•increases in stock-based compensation expense;
•our ability to effectively incentivize our workforce;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs;
•adverse litigation judgments, settlements, or other litigation- and dispute-related costs;
•changes in the legislative or regulatory environment, including with respect to privacy and data protection, consumer protection, and liability resulting from user-generated content, or enforcement by government regulators, including fines, orders, or consent decrees;
•fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our balance sheet;
•changes in our effective tax rate;
•changes in accounting standards, policies, guidance, interpretations, or principles; and
•changes in domestic and global business or verticals or macroeconomic conditions.
Given our limited effective operating history as an independent company and the rapidly evolving markets in which we compete, our historical results of operations may not be useful to you in predicting our future results of operations. In addition, global economic concerns and geopolitical conditions continue to create uncertainty and unpredictability, have resulted, and may in the future result, in certain advertisers pausing campaigns or reducing their marketing budgets with us or in general, and add risk to our future outlook. An economic downturn or economic uncertainty in any particular region in which we do business or globally could cause reductions in our revenue, operating margins, and cash flows, increased price competition, and increased operating costs, each of which could adversely affect our business, results of operations, financial condition, and prospects.
We are in the early stages of monetizing our business and there is no assurance we will be able to scale our business for future growth.
We are in the early stages of our monetization efforts, and as such, we are still scaling our advertising revenue model. Our growth strategy depends on, among other things, attracting more advertisers, scaling our business with existing advertisers, and expanding our advertising services, as well as successfully identifying and capturing non-advertising sources of revenue. There is no assurance that this revenue model will be successful or that we will generate increased revenue.
To sustain or increase our advertising revenue, we must attract new advertisers, encourage existing advertisers to maintain or increase their advertising spend on our platform, expand the number of markets where we offer advertising, and increase the breadth and functionality of our advertising services, including new advertising formats and measurement tools. In order to obtain new advertisers and further our relationship with current advertisers, we must increase the amount of monetizable content on our platform, including by increasing the absolute number of DAUq who post and consume content, and our monetization model depends on this engagement. Not all DAUq monetize in the same manner or rate, so we also measure the average revenue per unique (“ARPU”) to help us understand the extent to which we are monetizing DAUq. Much of our DAUq growth to date has come from certain users, such as logged-out users or users located outside the United States, who may represent lower monetization opportunities. There is no assurance that our user growth or engagement strategy will continue to be successful or that we will increase the number of DAUq, ARPU, or the amount of monetizable content on our platform. Without such growth, we could see our supply of monetizable inventory stay constant or decrease, which may limit or hinder our ability to increase revenue.
As we continue to grow our advertiser base, our revenue depends on our ability to effectively serve enough advertisements that meet the objectives of our advertisers while maintaining a high-quality, relevant, reliable, trustworthy, and innovative user experience. If we are unable to do this on our platform due to either a decline in DAUq, or changes in our products or services or Redditor behavior that reduce our ability to display as many advertisements as our advertisers may request, our business, results of operations, financial condition, and prospects would be adversely affected. Our advertising business can be inventory constrained at times, and the attendant impact on the supply and pricing of our advertising inventory could affect the financial performance of our business. We could find ourselves unable to match customer advertising specifications with available inventory, leaving us unable to deliver the advertising inventory requested and receiving less revenue than otherwise expected. This also could put upward pressure on advertising prices and potentially impact the return advertisers get on their spend, which in turn could affect future advertiser spending. To scale the growth of our advertising services, we will have to successfully develop and target ad products tailored to the interests of our advertising customers and our user base, which may require additional user data. If we are unable to do this with the data, technology, and resources available to us, we may need to rely more heavily on alternative revenue sources to grow our business.
We will continue to identify and develop potential new revenue streams. We have explored and continue to explore different ways for Redditors to make money on Reddit, including the Reddit Contributor Program and Reddit Collectible Avatars, while also providing a source of revenue for Reddit as well. We also continue to explore reasonable data licensing opportunities as another possible source of revenue where those opportunities do not conflict with our values and the rights of our Redditors and have only recently generated revenue from this opportunity. There are many aspects of these possible revenue sources which are novel and untested, which makes it challenging to evaluate the viability of any future revenue opportunities or to identify the risks and challenges we may encounter in seeking to execute on our strategies. There can be no assurance that we will be successful in generating meaningful revenue from any of these non-advertising sources. If we are unable to succeed in these monetization efforts or identify new revenue opportunities, our business, results of operations, financial condition, and prospects could be harmed.
We generate a majority of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers, or the reduction of or failure by advertisers to maintain or increase their advertising budgets would adversely affect our business.
A majority of our revenue is generated from third parties advertising on our platform. For the years ended December 31, 2023 and 2022, approximately 98% of our revenue was generated from third parties advertising on our platform. In addition, a substantial portion of our revenue is derived from a small number of advertisers, with our top ten largest customers accounting for approximately 26% and 28% of our revenue for the years ended December 31, 2023 and 2022, respectively. As is common in our industry, our advertisers do not have long-term advertising commitments with us. In addition, many of our advertisers purchase our advertising services through one of several large advertising agency holding companies. Our revenue could be harmed by the loss of, or a deterioration in our relationship with, any of our largest advertisers or with any advertising agencies or the holding companies that control them. Advertising agencies and potential new advertisers may view our advertising products and services as experimental and unproven, and we may need to devote additional time and resources to educate them about our products and services. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile, and traditional advertising platforms. Our advertising revenue could be adversely affected by a number of other factors, including:
•decreases in the absolute number of our DAUq or our DAUq growth rate, or in the amount of monetizable content that Redditors generate on our platform;
•decreases in Redditor interactions with us and with the ads on our platform;
•our advertisers’ inability to optimize their campaigns or measure the results of their campaigns;
•our inability to increase ARPU or otherwise monetize DAUq at the same or higher rate as DAUq growth, including if that growth occurs in markets that do not generate as much revenue as the United States;
•restrictions placed on, or the relevance of, ads outside of the United States;

•product or service changes we may make that change the size, frequency, or relative prominence of ads displayed on our platform or otherwise impact Redditor engagement with ads;
•disruptions of accessibility to our platform;
•our inability to increase advertiser demand and inventory;
•our inability to make ads on our platform more relevant and effective;
•our inability to effectively monetize our international user base or our logged-out audience;
•the degree to which Redditors access Reddit content through third-party applications that do not contain our ads;
•the impact of new technologies that could block or obscure the display of our ads;
•adverse legal developments relating to advertising or advertising effectiveness measurement tools, including legislative and regulatory developments, and developments in litigation;
•adverse media reports or other negative publicity involving us or other companies in our industry;
•our inability to create new products and services that sustain or increase the value of our advertising services to both our advertisers and Redditors; and
•the impact of macroeconomic conditions and conditions in the advertising industry in general.
The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would negatively affect our business, results of operations, financial condition, and prospects.
Additionally, the ability and willingness of advertisers to spend on our platform has fluctuated with general market uncertainty. For example, we experienced a reduction in advertising demand and a related decline in pricing during the onset of the COVID-19 pandemic. Global economic concerns, including supply chain and labor disruptions, rising interest rates, inflation, and geopolitical conditions continue to create uncertainty and unpredictability, and have resulted, and may in the future result, in certain advertisers pausing campaigns or reducing their marketing budgets with us or in general. For example, since the three months ended December 31, 2022, we experienced declines in advertising spending in certain macro-challenged sectors, particularly technology, media and entertainment, and cryptocurrency, which was partially offset by greater diversification across other advertising verticals. We cannot ensure that our diversification efforts will continue to be successful and, given the uncertainty in the advertising market, we expect our revenue growth rate to decline in the near term, especially in light of our strong growth in recent periods.
We may not succeed in further expanding and monetizing our platform internationally and may be subject to increased international business and economic risks.
We plan to continue expanding our business operations outside the United States and offering content and advertising to Redditors and advertisers in other languages and countries. We plan to continue to enter new international markets where we have limited or no experience in deploying our services or selling advertisements. In order to expand successfully, we need to offer content and products that are tailored to the interests of local Redditors and the needs of local advertisers, each of which requires significant investment of time and resources. We may launch our advertising platform in countries where we do not have sales staff in place, where market perception of our services and advertising platform may be low, or where our audience size in a given market may not meet advertiser expectations, all or any of which could limit our ability to monetize our platform in those countries. As we expand into new international markets, we may not yet understand the full scope of prospective users’ interests, demographics, and culture, or advertiser expectations, target audiences, and return on advertising spend, in those markets. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our services. For example, we may experience challenges adapting our content and search tools or establishing sufficient high-quality, relevant, reliable, trustworthy, and innovative content to deliver relevant localized experiences in new markets. This may cause us to limit our expansion or decrease our operations in international markets, including discontinuing advertising in those markets or not monetizing those markets at all, which could harm our reputation, business, results of operations, financial condition, and prospects. If we are unsuccessful in deploying, scaling, or managing our operations in international markets, our business, results of operations, financial condition, and prospects could be adversely affected.

We are subject to a variety of risks inherent in doing business internationally, and our exposure to these risks will increase as we continue to expand our operations, user base, and advertiser base globally. These risks include:
•operational and compliance challenges caused by distance, language, and cultural differences;
•challenges in adapting our content, products, and services to non-U.S. consumers’ preferences, languages, and customs, including enhanced difficulty in reviewing content on our platform and enforcing our community standards across different languages and countries;
•potential damage to our brand and reputation due to compliance with local laws, including laws that may restrict content or advertisement or requirements to provide user information, including confidential information to local authorities;
•challenges in adapting to the needs of non-U.S. advertisers in various countries and regions;
•selective or inconsistent government regulatory action or enforcement;
•political, social, or economic instability;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•reduced protection for intellectual property and other proprietary rights in certain countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations and subsidiaries;
•different regulations and practices with respect to employee/employer relationships, workers’ councils, and labor unions that make it more difficult to do business in certain international jurisdictions;
•increasing labor costs due to high wage inflation in certain international jurisdictions;
•compliance with statutory requirements relating to our equity;
•regulations that might add difficulties in repatriating cash earned outside of the United States and otherwise prevent us from freely moving cash;
•import and export controls and restrictions and changes in trade regulations, including sanctions;
•compliance with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act 2010, and similar laws in other jurisdictions;
•compliance with the European Union (“EU”) General Data Protection Regulation (the “EU GDPR”) and the United Kingdom (“UK”) General Data Protection Regulation (the “UK GDPR” and, together with the EU GDPR, the “GDPR”), which sits alongside the UK Data Protection Act 2018 to form the data privacy framework in the UK, and similar data privacy and data protection laws, rules, and regulations;
•different laws and regulations with respect to our potential liability for content published on our platform by third parties, which may require product, engineering, or operational changes that we are unable to provide on a timely or cost-effective basis, if at all;
•macroeconomic conditions, which have had, and may continue to have, an impact on the pace of our global expansion;
•compliance with multiple tax jurisdictions and management of tax impact of global operations; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q.
Moreover, geopolitical tensions in certain countries may prevent us from operating in certain countries or increase our costs of operating in those countries. Redditors may also be restricted from accessing Reddit from certain countries, and some countries have intermittently restricted access to Reddit. For example, Reddit is not directly accessible in China. Other governments have sought in the past, and may in the future seek, to restrict access to or block our website or mobile applications, censor content available through our products, or impose other restrictions that affect the accessibility or usability of Reddit for an extended period of time or indefinitely. Some countries have enacted, and other countries may in the future enact, laws that allow websites to be blocked for hosting certain types of content. Additionally, if enforcement authorities demand access to our user data, failure to comply could lead to our inability to operate in such country or other punitive acts.
Given the breadth of interests represented on our platform, global events, such as the ongoing conflict between Russia and Ukraine or the recent escalation of conflict between Israel and the Palestinians, can have a profound impact on Reddit’s communities and moderators, even when the impact on our business, results of operations, and financial condition is limited. As an example, Reddit has no offices in either Russia or Ukraine, does not accept advertisements targeting Russia or that originate from any Russian-based entity, government, or private citizen, and has limited traffic and users in both countries given our early localization efforts. Nevertheless, the conflict has required our internal teams to shore up our site-wide defenses and provide support, resources, and specialized tooling to those impacted communities. While Reddit will continue to make our platform available for people to connect, support each other, access reliable information, and express their authentic opinions and feelings during difficult times, we cannot ensure that all of our efforts to support our communities will be successful.
If we fail to successfully expand internationally, our business, results of operations, financial condition, and prospects could be adversely affected.
If we do not develop successful new products and services or improve existing products and services, our business will suffer.
Our ability to retain, increase, and engage Redditors and increase our revenue depends heavily on our ability to continue to evolve our existing products and services and to create successful new products and services. We have invested, and expect to continue to invest, in improvements to our platform, significant changes to our existing products and services, new and unproven products and services, including machine learning and artificial intelligence (“AI”), and other initiatives to generate revenue and increase our user base and user engagement. For example, with Reddit’s Contributor Program, we allow users to earn money from their Reddit contributions to the platform and other Redditors.
Improvements to our platform, new products and services, and other initiatives may be costly, difficult to operate, and could divert management’s attention, and there is no guarantee that they will be positively received by Redditors or provide positive returns on our investment. For example, new ad formats, such as video ads, may be more engaging, and Redditors may consequently spend less time browsing or searching on our platform, which could adversely affect our revenue. Further, new products or services that we develop may, in certain cases, require regulatory approval prior to launch, result in increased litigation, or subject us to new or enhanced governmental or regulatory requirements or scrutiny. There is no guarantee that we will be able to obtain any required regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. These new products and updates may also fail to increase the engagement of Redditors and our advertisers or partners, and may even result in short- or long-term decreases in such engagement by disrupting existing Redditor, advertiser, or partner behavior or by introducing performance and quality issues. In addition, in some cases, we may have little or no prior experience related to developing the technologies underlying the new products and services. If our new or enhanced products or services fail to engage, or meet the expectations of, Redditors or our advertisers or developers, or if our business plans or new approaches to monetization are unsuccessful, we may fail to attract new users, retain existing Redditors, or generate sufficient revenue, operating margin, or other value to justify our investments, and our business, results of operations, financial condition, and prospects could be harmed.
Our business relies on an approach to content moderation that, while empowering community-led authenticity, can also result in content on the platform that can be unrelatable, offensive, and that may pose inherent risks.
Our business relies on a layered approach to content moderation. While our communities self-organize and set out rules that are tailored to the unique circumstances of their communities, we provide a set of overarching rules and policies that are intended to be protective, not intrusive. Our site-wide rules prohibit behavior such as harassment, bullying, and violence, including hate based on identity or vulnerability, but are not intended to be exhaustive of every potential situation that every community could encounter. Instead, we rely on our communities to self-organize and supplement our site-wide rules by devising their own rules that are tailored to the unique circumstances of their particular community. Between our rules and the rules devised by our communities, we may not be able to adequately anticipate and cover every situation where offensive, inappropriate, hostile, or otherwise objectionable content may arise.
There can also be significant good faith differences in opinion as to whether particular content violates our site-wide rules or the rules of a specific community. We and our moderators may inconsistently apply the rules, or make decisions regarding content with which other Redditors disagree. From time to time, we and the moderators may need to make difficult moderation decisions that are highly publicized or controversial, including those that result in the departure or disengagement of large numbers of Redditors.
Our approach to content moderation inherently subjects us to numerous risks, including that we may:
•fail to respond in a timely manner, or at all, to the sharing of illegal, illicit, abusive, harmful, or objectionable content on our platform;
•have difficulty identifying offensive, inappropriate, hostile, or otherwise objectionable content, and separating such content from that which is otherwise permissible on our platform; for example, where the content is mistagged or misreported or where there are defects in our automated systems;
•be more likely to be subject to claims relating to information or content that is published or made available on our platform, including enforcement actions with respect to such information or content. In particular, the nature of our business exposes us to claims related to defamation, dissemination of news hoaxes or misinformation, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, sex trafficking, consumer protection, and breach of contract, among others;
•have an increased risk of reputational harm in the event that content or actions of some Redditors are deemed to be hostile or inappropriate, even if that content is permitted under our policies;
•be unable to retain a sufficient number of volunteer moderators, or ensure that our moderators will fairly and consistently enforce our rules, either of which could significantly degrade the community experience for other Redditors;
•have an increased risk of negative publicity based on our decisions, or the decisions of our moderators, with respect to permitted or prohibited content; and
•be unable to monetize a significant portion of the content available through our platform and the DAUq accessing such content, if we or our advertising partners deem it unsuitable.
Even where we or the moderators enforce our rules against an individual or group of individuals whom we have identified as violating our rules, we cannot ensure that such individuals do not continue to disrupt our platform. Banned individuals can attempt to evade enforcement by creating a new account. Banned communities may try to reestablish under a different subreddit name. Bad actors may try to repost removed content. While we continue to work on improving our detection capabilities regarding these types of enforcement evasion, we may be unable to prevent such individuals or communities from further disrupting our platform and producing content that violates our rules.
If users or potential users perceive the content available on Reddit to be offensive, inappropriate, hostile, or otherwise objectionable, or if they perceive such content to be representative of our community experience, our reputation would be harmed and we may experience a decline in user growth, retention, and engagement. In addition, some people may perceive our layered approach to content moderation to mean that Reddit condones offensive, inappropriate, hostile, or otherwise objectionable content that is not removed from our platform. Growth in these perceptions could harm our reputation or impair our ability to maintain good relationships with our advertisers or attract new advertisers, which may seriously harm our business. We face significant competition for advertising spend, and if advertising partners perceive our platform to be associated with content deemed to be offensive, inappropriate, hostile, or otherwise objectionable or otherwise problematic, our business, results of operations, financial condition, and prospects could be adversely affected.
We rely on an approach to content moderation that depends on Redditors who volunteer to be moderators of their communities. If we fail to retain a sufficient number of moderators who are willing to work in good faith within our policies or if we fail to properly manage our relationship with moderators, or if a sizable number of moderators choose to take actions that disrupt our services, our business, results of operations, financial condition, and prospects could be adversely affected.
Redditors who volunteer to be moderators of Reddit communities are an important part of our business’ ecosystem. Each community relies on one or more moderators who not only review content but also define and enforce community rules. Our business relies on moderators to engage in good faith and to manage their subreddits in a manner that meets the needs of the subreddit’s members. Our approach to content moderation depends on the activities of the moderators to protect the experiences of the members of their communities. Our approach requires that moderators be sufficiently active in their moderation activities, depending on the size and scale of their communities. For the larger communities, the need for moderators can be significant, requiring ever-increasing numbers of moderators willing to volunteer their time to effectively scale with the size of the community. In addition, the enforcement demands placed on moderators can increase dramatically on short notice if traffic to a particular subreddit increases due to current events or trends, for example, r/ wallstreetbets, or if a community is subject to coordinated spam or abuse campaigns, despite the availability of tools and the efforts of Reddit admin teams. As communities grow, it can become more and more challenging for communities to find qualified people willing to act as moderators.
Moreover, moderators within a community may disagree on the vision for, or direction of, the community, or may simply decide not to work together, resulting in a degraded community experience and subreddit disruption, instability, stagnation, or even dissolution. Moderators, even when acting in good faith, may have different values or viewpoints than what others view as socially acceptable or, worse, may be bad actors against whom we need to enforce our rules.
While we provide tools to our communities to manage their subreddits, our moderators also rely on their own and third-party tools. Any disruption to, or lack of availability of, these third-party tools could harm our moderators’ ability to review content and enforce community rules. Further, if we are unable to provide effective support for third-party moderation tools, or develop our own such tools, our moderators could decide to leave our platform and may encourage their communities to follow them to a new platform, which would adversely affect our business, results of operations, financial condition, and prospects.
Because moderators are volunteers, any moderator can decide to stop acting as a moderator and participate only as a community member, or to leave our platform entirely. Certain moderators, especially those who moderate large communities or a large number of communities, may be able to leverage their influence within those communities to change the dynamics of the discourse within the communities or to disrupt the normal operation of their communities or other communities on our platform. Moderators can also band together and, for various reasons, decide to shut down the normal operation of their communities in a manner that degrades the experiences of all Redditors in the affected communities and that can negatively impact Redditors who continue to use our service and reduce the amount of monetizable content generated by Redditors. For example, in response to certain changes to our API policies in June 2023, moderators of certain communities inhibited normal operations of the communities they operate, in many cases in violation of our site-wide rules. While these activities have not historically had a material impact on our business or results of operations, similar actions by moderators and/or their communities in the future could adversely affect our business, results of operations, financial condition, and prospects.
Our ability to generate revenue depends on the development and availability of tools to accurately measure the effectiveness of advertisements on our platform.
Most advertisers rely on tools that measure the effectiveness of their ad campaigns or that verify viewability of their ads on our platform in order to allocate their advertising spend among various formats and platforms. If we are unable to measure the effectiveness of advertising on our platform or we are unable to convince advertisers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising products and maintain or scale our advertising revenue will be limited. Our tools may be less developed than those of other platforms with which we compete for advertising spend, in particular relative to those platforms that collect more personal information than we do. Therefore, our ability to develop and offer tools that accurately measure the effectiveness of a campaign or verify ad viewability on our platform will be critical to our ability to attract new advertisers and retain, and increase spend from, our existing advertisers.
Developing and improving these tools may require significant time and resources and additional investment, and in some cases we rely on third parties to provide data and technology needed to provide certain measurement or verification data to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are not reliable, difficult to use, or otherwise unsatisfactory to our advertisers, or the measurement or verification results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.
In addition, web and mobile browser developers, such as Apple, Microsoft, and Google, have implemented, and may continue to implement, changes in their browser or device operating systems that impair our ability to measure traffic in general and, in particular, the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies, such as Apple’s launch of its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser, and Google’s announced plans to stop supporting third-party cookies in its Google Chrome browser. They also include Apple’s App Tracking Transparency framework which imposes additional user permissions for certain types of user tracking. Even in situations where we do not engage in the type of user tracking that is the target of such changes, these restrictions nevertheless may make it more difficult for us to measure our traffic in general, and, in particular, impair or limit our advertising attribution and conversion capabilities. Such restrictions, in combination with evolving legal and regulatory requirements, may impede our ability to attract and retain advertisers who rely on access to such data.
We rely heavily on our ability to collect and share data and metrics to help new and existing advertisers understand the performance of advertising campaigns. If advertisers do not perceive our metrics to be accurate representations of our user base and user engagement, or if we discover inaccuracies in our metrics, they may be less willing to allocate their budgets or resources to our platform, which could harm our business, results of operations, financial condition, and prospects. See “—We rely on internal company data, assumptions, and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such current or historical metrics may harm our reputation and negatively affect our business.”
We rely on external ecosystems, such as operating systems and application stores, to make our apps available to prospective users. If we are unable to adapt to product and policy changes in such ecosystems, or if we do not effectively operate with or receive favorable placements within such ecosystems, our usage could decline and our business, results of operations, financial condition, and prospects could be adversely affected.
We depend in part on operating systems, including mobile operating systems such as Android and iOS, and their respective application stores, such as Apple’s App Store and Google’s Play Store, to drive downloads of our apps. If such operating systems or application stores limit the availability of our apps, make changes that degrade the functionality of our apps, increase the cost of using our apps, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application store is more prominent than the placement of our apps, our user growth could be adversely affected. Any changes in such operating systems and application stores that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could adversely affect our platform’s usage across devices. For example, some operating systems have implemented or explored changes to the underlying application architecture, such as Apple’s App Tracking Transparency, or specialized infrastructure for advertisement-driven app installations, such as SKAdNetwork, which reduce our ability to target and measure advertising and, in turn, may negatively impact the size of the budgets that advertisers are willing to commit to us. Some marketplaces have explored changing their policies regarding what content is acceptable within an application. If we are unable to adapt to such changes, this could adversely affect our platform’s access to and usage within those ecosystems.
As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our apps. Additionally, in order to deliver high-quality apps, we need to ensure that our products and services are designed to work effectively with a range of mobile technologies, systems, networks, and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance Redditors’ experience. If Redditors encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, our business, results of operations, financial condition, and prospects could be adversely affected.
We face intense competition for users with low switching costs and are subject to a rapidly evolving technological landscape. If we are unable to compete effectively for users, our business, results of operations, financial condition, and prospects could be adversely affected.
We compete to attract and retain Redditors’ attention on the basis of our content and Redditor experiences with our platform and face significant competition for prospective users, both domestically and internationally. We compete against many companies that provide content and communications services to online users, including Google, Meta (including Facebook, Instagram, Threads, and WhatsApp), YouTube, Wikipedia, Snap, X, Pinterest, TikTok, Roblox, Discord, and Twitch, and which offer a variety of internet- and mobile device-based products, services, and content. Many of these companies have greater financial resources and substantially larger user bases than Reddit. Furthermore, as we pursue opportunities to empower our user economy, we expect to face competition from existing online marketplaces, including Facebook Marketplace, Nextdoor, Craigslist, Poshmark, Etsy, and Roblox. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of Redditors, which, in turn, would negatively affect our business. In addition, we face competition from large language models (“LLMs”), such as ChatGPT, Gemini, and Anthropic; Redditors may choose to find information using LLMs, which in some cases may have been trained using Reddit data, instead of visiting Reddit directly. We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:
•the popularity, usefulness, ease of use, performance, and reliability of our products and services compared to those of our competitors;
•the amount, quality, relevance, searchability, and timeliness of content available on our platform;

•the continued adoption of our products and services internationally;
•our ability, including in comparison to that of our competitors, to develop new products and services and enhancements to existing products and services;
•our ability to effectively adopt new technologies, such as machine learning and AI, that our competitors may have more experience utilizing and leveraging in their products and services;
•changes mandated by, or that we elect to make to address, legislation, regulatory authorities, or litigation, including settlements;
•our ability to attract, retain, and motivate talented employees, particularly engineers, designers, and product managers; and
•our reputation and the brand strength relative to our competitors.
If we are not able to compete effectively for users, our business, results of operations, financial condition, and prospects would be adversely affected.
We face intense competition for advertising spend and are subject to a rapidly evolving technological landscape. If we are unable to compete effectively for advertising spend, our business, results of operations, financial condition, and prospects could be adversely affected.
We face significant competition for advertising spend. We anticipate that a majority of our revenue will continue to be generated through ads on our platform, and we compete against online and mobile businesses, including those referenced above, and traditional media outlets, such as television, radio, and print, for advertising budgets. We also compete with advertising networks, exchanges, demand-side platforms, and other platforms for marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns. In order to grow our revenue and improve our results of operations, we must increase our share of advertising spend relative to our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and leverage their relationships based on other products or services, as well as collect more personal data than we do, to gain additional share of advertising budgets. We believe that our ability to compete effectively for advertiser spend depends upon many factors both within and beyond our control, including:
•the size, composition, and engagement of our user base relative to those of our competitors;
•the availability of compelling and monetizable content on our platform;
•our ad targeting and measurement capabilities, and those of our competitors;
•our marketing and selling efforts, and those of our competitors;
•the pricing of our advertising products and services relative to those of our competitors;
•the strength of our advertiser relationships and services compared to those of our competitors;
•the ability for advertisers to measure the effectiveness of their advertisements on our platform;
•the return our advertisers receive from our advertising services relative to those of our competitors; and
•our reputation and the strength of our brand relative to our competitors.
In addition, global economic concerns and geopolitical conditions continue to create uncertainty and unpredictability in the advertising market, which we expect to increase competition for advertising spend. Furthermore, in recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate this trend of consolidation will continue, which will present heightened competitive challenges for our business. If we are not able to compete effectively for advertiser spend, our business, results of operations, financial condition, and prospects would be adversely affected.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.
We have a limited operating history in new and unproven markets that may not develop as expected. We began our operations in 2005, but were acquired by Condé Nast Publications in 2006. We did not begin operating as an independent, private company until we were spun out of Advance Magazine Publishers Inc. (“Advance”), Condé Nast’s parent company, in 2011. Additionally, we did not begin meaningful monetization efforts at Reddit until 2018, and we are currently exploring new strategies for monetization. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including challenges in accurate financial planning and forecasting, the need for ongoing changes to our products and business strategy, and other risks and uncertainties described in these “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Furthermore, there is no assurance that our rate of growth will continue, if at all.
Technologies have been developed that can block the display of our ads, which could harm our business, results of operations, financial condition, and prospects.
Technologies have been developed, and will likely continue to be developed, that can block the display of our ads. We generate a majority of our revenue from advertising, and ad blocking technologies may prevent the display of certain of our ads, which could harm our business, revenue, and financial results. Existing ad blocking technologies that have not been effective on our service may become effective as we make certain product changes, and new ad blocking technologies may be developed. More Redditors may choose to use products that block or obscure the display of our ads if we are unable to successfully balance the amount of organic content and paid advertisements, or if Redditors’ attitudes toward advertisements become more negative. Further, regardless of their effectiveness, ad blockers may generate concern regarding the health of the digital advertising industry, which could reduce the value of digital advertising and adversely affect our business, results of operations, financial condition, and prospects.
We rely on internal company data, assumptions, and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such current or historical metrics may harm our reputation and negatively affect our business.
We regularly review metrics, including our DAUq metric, to evaluate growth trends, measure our performance, and make strategic decisions. We calculate our DAUq using internal company data. While this number is based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring DAUq. DAUq is intended to capture traffic where a Reddit page has been viewed or the Reddit app opened at least once and, notably, include both traffic from those who have logged in to a registered account as well as from those who have not logged in to—or do not have—a registered account. In general, it is more challenging to accurately count logged-out traffic, since counting accuracy is dependent on deduplicating traffic where we do not have a registered user identifier. While we use various techniques to detect whether the same user has performed multiple views, including cookies and traffic analysis, these techniques are not guaranteed to accurately deduplicate the traffic, especially for logged-out traffic. In addition, some visitors browse Reddit using an “incognito” or “private browsing” mode. Given the privacy protections surrounding such traffic, we often do not have adequate information to accurately deduplicate such traffic.
Our DAUq metrics may also be impacted by our efforts to reduce the number of false, spam, and bot accounts in existence on our platform. We regularly deactivate false, spam, and bot accounts that violate our terms or policies, and exclude these users from the calculation of our DAUq metric; however, we will not succeed in identifying and removing all false, spam, and bot accounts, which means that our DAUq count could be overstated. We are continually seeking to improve our ability to estimate the total number of false, spam, and bot accounts and eliminate them from the calculation of our DAUq, although our quarterly average DAUq metric may continue to reflect such accounts if, in our view, the impact of their inclusion has an immaterial impact on our average DAUq for the given quarter. Moreover, a single person or organization may hold multiple accounts and may use more than one account to perform multiple views within a relevant period. We lack adequate information to effectively deduplicate such traffic from different registered accounts that may come from the same person or organization. As such, the calculation of our DAUq may not accurately reflect the actual number of people or organizations using our platform.
A portion of our historical DAUq metric counts views of pages that are hosted using Google’s Accelerated Mobile Page (“AMP”) framework. The accuracy of counting the DAUq attributable to this AMP traffic relies on the accuracy and completeness of information received from Google used to compute the DAUq metric. Unfortunately, the information provided by Google is not historically complete and consistent. To the extent that our historical metric includes views of pages hosted on third-party infrastructure, like Google’s AMP framework, the accuracy of our metrics will depend on the accuracy and consistency of the information received from any such third party.
The risks and challenges relating to our DAUq metric are also applicable to our WAUq metric, and while we may consider and possibly disclose other metrics in the future, such as a count of monthly visitors, there may be additional challenges with accurately counting such metrics. For example, deduplicating screenviews across an entire week, such as with our WAUq metric, or across an entire month exacerbates the deduplication challenges described above. In certain cases, we may need to rely on estimation techniques to improve the accuracy of such metrics. The accuracy of these techniques will depend on the methodologies chosen, resulting in a metric that may not accurately reflect the monthly traffic to our platform. Additionally, during the year ended December 31, 2021, we rolled out an internally developed mobile web platform to replace the majority of pages hosted using AMP, and in the three months ended March 30, 2023 we completed the migration away from AMP. As a result of these and any future changes, our DAUq metric is not directly comparable quarter over quarter or year over year, and may not be comparable period over period in the future.
We regularly review and continually seek to improve the accuracy of, and our ability to track, such data, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to continue to encounter challenges, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. In addition, we may improve or change our methodologies for tracking these metrics over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. As a result, while any future periods may benefit from such improvement or change, prior periods may not be as accurate or comparable, or we may need to adjust such prior periods. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithmic or other technical errors. In addition, our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance.
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. In addition, our advertising partners rely on our metrics to inform ad spend. Inaccuracies or perceived inaccuracies in our metrics, may result in advertisers spending less with us, which could negatively affect our revenue. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, the market price of our Class A common stock could decline, we may be subject to stockholder litigation, and our business, results of operations, financial condition, and prospects could be adversely affected.
Disruptions or other business interruptions that affect the availability of our platform could adversely impact our operations and overall business.
Currently our cloud service infrastructure is run on our cloud services providers (“CSPs”), which are currently Amazon Web Services and Google Cloud Platform. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays, or outages in service availability due to a variety of factors, including outages at our CSPs. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or data breaches or other security incidents or attacks. Our platform’s continuing and uninterrupted performance is critical to our success, and any disruption of, or interference with, our use of CSPs could impair our ability to deliver our solutions to our users, resulting in legal liability, user dissatisfaction, damage to our reputation, loss of users, and harm to our business. The level of service provided by our CSPs, or regular or prolonged interruptions in that service, could also impact the use of, and Redditors’ satisfaction with, our platform and could harm our business and reputation. Since our platform’s continuing and uninterrupted performance is important to our success, sustained or repeated system failures would reduce the attractiveness of our platform. In addition, hosting costs will increase as our user base grows, which could adversely affect our business, results of operations, financial condition, and prospects.
Furthermore, our CSPs have discretion to change and interpret their terms of service and other policies with respect to us, including on contract renewal, and those actions may be unfavorable to our business operations. Our CSPs may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more cloud services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether (which they may be able to do for their convenience), or altering how we are able to process data in a way that is unfavorable or costly to us. If our arrangements with either of our CSPs were terminated, we could experience interruptions on our platform and in our ability to make our content available to customers, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Such a transition may require technical changes to our platform, including, but not limited to, our cloud service infrastructure which was designed to run on our CSPs. Making such changes could be costly in terms of time and financial resources and could adversely affect our business, results of operations, financial condition, and prospects.
If we fail to detect attempts to manipulate our platform, including fraudulent activity within our advertising systems, Redditors and our advertisers could lose confidence in us, thereby damaging our reputation and deterring usage of our products and services.
We are exposed to a variety of forms of problematic activity across our platform, including sophisticated attempts by bad actors to manipulate our systems to generate traffic that may not represent genuine Redditor interest or intent. For example, an attacker may attempt to automate the activities of an account or multiple accounts using a “bot” so as to mimic authentic user activity, such as posting, commenting, voting, or clicking and engaging with advertisements. This sort of manipulation can result in the promotion of inauthentic, low-quality content that is false, misleading, illegal, or undesirable. It can degrade the quality of our services and can also undermine the operation of our monetization systems, including our advertising systems, resulting in incorrect counting and charging of advertising partners.
While we invest in efforts to detect and prevent inauthentic content or invalid traffic, including investments in proprietary technologies to detect and address content and vote manipulation, we may be unable to adequately detect and prevent such abuses. If we fail to detect and prevent such abuse, it could hurt our reputation for authentic engagement and reduce use of our platforms, harming our business, results of operations, financial condition, and prospects. Advertisers may seek refunds for activity that they deem inauthentic. Even where we are able to detect fraudulent activity, this may result in a need to provide retroactive refunds for historical inauthentic activity, further harming our business, results of operations, financial condition, and prospects.
We have explored, and will continue to explore, business opportunities in licensing data for purposes including machine learning, business analysis, display, and training generative AI models. We are in the early stages of our data licensing efforts, and the market for data is new and evolving rapidly. There is no assurance that we will be able to sustain revenues from these efforts.
We have explored, and will continue to explore, business opportunities in licensing Reddit data for purposes that do not conflict with our values and the rights of Redditors. We are only in the early stages of these data licensing efforts and we may not be able to grow these efforts into a sustainable business.
The licensing of data for machine learning and AI training purposes is a novel business model without an established track record, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on this opportunity. Although we have negotiated data agreements with a small number of partners that are medium-term in length, to date, substantially all of the contract value associated with our licensing revenue is derived from one of our partners, and these arrangements may not be renewed, or they may be renewed based on less favorable terms, such as using fewer services at lower pricing. Our data license agreements are subject to terms and conditions, including API performance requirements, that we may be unable to meet. In addition, our existing data licensing agreements may be terminated, not renewed, or renewed on less favorable terms. The commercial market for large language models may not develop or may be limited by regulation or other factors, and accordingly, the value of data for AI training purposes may be reduced over time, and we may also not be able to secure arrangements on similar terms, or at all, with any other licensees. While our data licensing arrangements include protections against abuse and misuse of Reddit data, we may be unable to adequately control the misbehavior of partners or adequately protect our reputation externally and with respect to our communities.
Moreover, some companies may decline to license Reddit data and use such data without license given its open nature, even if in violation of the legal terms governing our services. For example, some companies have constructed very large commercial language models using Reddit data without entering into a license agreement with us. While we plan to vigorously enforce against such entities, such enforcement activities could take years to resolve, result in substantial expense and divert management’s attention and other resources, and we may not ultimately be successful.

We are subject to certain risks as a mission-based company.
Our mission—to bring community, belonging, and empowerment to everyone in the world—and company values are a significant part of our business strategy and who we are as a company. We believe that Redditors value our commitment to our mission of open discourse. However, because we hold ourselves to such high standards, and because we believe Redditors and our moderators have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to our mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission. In addition, adhering to our mission may negatively affect our reputation. For example, we received public scrutiny for failing to remove certain content related to the 2020 U.S. presidential election. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of Redditors.
We may make decisions regarding our business and products in accordance with our mission and values that may reduce our short- or medium-term results of operations if we believe those decisions are consistent with our mission and will improve the aggregate Redditor experience. Although we expect that our commitment to our mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, results of operations, financial condition, and prospects.
Our business is subject to the risks of earthquakes, fire, power outages, floods, and other natural disasters and catastrophic events, and to interruption by man-made problems such as war and terrorism.
A significant natural disaster or other catastrophic event, such as an earthquake, fire, flood, power outage, telecommunications failure, cyberattack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, pandemic or other public health crisis, such as the COVID-19 pandemic, or other catastrophic occurrence could adversely affect our business, results of operations, financial condition, and prospects. For example, the COVID-19 pandemic led to certain business disruptions, including travel bans and restrictions, shelter-in-place orders, and the postponement or cancellation of major events, which affected the economy as a whole, and, although we saw increased growth in our user base during the COVID-19 pandemic, a future pandemic or similar health event could adversely affect our business, results of operations, financial condition, and prospects. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Furthermore, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflict between Russia and Ukraine, or the recent escalation of Middle East conflict involving Israel , could have a broader impact that expands into other markets where we do business, which could adversely affect our business, vendors, partners, Redditors, or the economy as a whole. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services or disruptions in our activities or the activities of our vendors, partners, Redditors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, results of operations, financial condition, and prospects.
Risks Related to Human Capital and Culture
We cannot assure you that we will effectively manage our growth.
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of full-time employees increasing from 1,383 as of December 31, 2021 to 1,942 as of December 31, 2022 and to 2,013 as of December 31, 2023. The growth and expansion of our business and products create significant challenges for our management, including managing multiple relationships with Redditors, advertisers, partners, and other third parties, and constrain operational and financial resources. If our operations or the number of third-party relationships continue to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, and manage our employee base.
Further, although we expect to continue to grow our headcount in future periods, we may, from time to time, implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. For example, during the six months ended June 30, 2023, we reduced our global employee headcount by approximately 10%, as part of a broader reprioritization to focus on our top initiatives. In connection with our reduction in workforce, in the six months ended June 30, 2023, we incurred charges of $8.1 million, primarily consisting of severance and related benefits expense. We may not experience the anticipated benefits, in whole or in part, of this strategic reprioritization, and the related organizational changes, including reductions in our workforce, could result in unintended consequences, such as decreased morale among remaining employees and reputational damage, which could make it more difficult for us to retain existing employees or hire new employees in the future, greater than anticipated costs, the loss of institutional knowledge and expertise, and increased difficulty managing the scale and complexity of our business. Further, if we do not effectively redistribute the duties and obligations of departed employees among our remaining employees, or if employees who were not affected by the reduction in our workforce seek alternative employment, we could incur unplanned additional expenses to ensure adequate resourcing and our productivity and business could be harmed.
Our business depends on attracting and retaining high-quality personnel in sales, services, engineering, marketing, finance, and support functions.
Our success depends in large part on our ability to attract and retain high-quality personnel representing diverse backgrounds, experiences, and skill sets in sales, services, engineering, marketing, finance, and support functions. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, is important to our ability to recruit and retain employees. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. In addition, we have a number of current employees who hold equity in our company or whose equity awards became substantially vested upon the completion of our initial public offering. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in the market price of our Class A common stock. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.
As our company grows and evolves, we may need to implement more complex organizational management structures, adapt our corporate culture and work environments, streamline our organization, or adjust the size and structure of our workforce again, as we did in 2023, to scale for the future and execute our long-term growth plan. These changes could have an adverse impact on our corporate culture and employee morale, which could, in turn, adversely affect our reputation as an employer and harm our ability to attract and retain high-quality personnel. If we fail to attract new personnel, or to retain and motivate our current personnel, our business, results of operations, financial condition, and prospects could be adversely affected.
We depend on our senior management team and other key employees, and the loss of one or more of these employees could adversely affect our business.
Our ability to efficiently execute our business strategy is dependent upon the continued service and performance of our senior management team and other key employees, particularly Steven Huffman, our co-founder, Chief Executive Officer, and President. Mr. Huffman is an at-will employee, which means that he could resign or could be terminated for any reason at any time. Mr. Huffman is critical to the management of our company and instrumental in the development of our technology and our strategic direction, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement.
The loss of key employees, including members of our senior management team, could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business. Further, if our senior management team and other key employees fail to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. We also do not currently maintain any key-person life insurance policies. Even if we were to obtain such policies, the loss of Mr. Huffman or other key employees, including members of our senior management team, could adversely affect our business, results of operations, financial condition, and prospects.

We believe that our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture as we grow and evolve, it could negatively impact our ability to foster the innovation, creativity, and teamwork that we believe is important to support our growth. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success and harm our business.
Risks Related to Cybersecurity, Information Systems, and Intellectual Property
Our business, results of operations, financial condition, and prospects may be harmed by our failure to timely and effectively scale and adapt our existing technology and infrastructure.
As Redditors generate more content, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve, and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our products and services become more complex and our traffic increases. In addition, because our cloud service infrastructure is run on CSPs, we cannot guarantee that we will be able to expand our infrastructure to meet demand in a timely manner, or on favorable economic terms. This is particularly challenging with regard to increasing international traffic demands. If Redditors are not able to access our platform or we are not able to make content available rapidly on our platform, Redditors may seek other channels to obtain the content, and may not return to Reddit or use Reddit as often in the future, or at all. This would negatively impact our ability to attract new users to Reddit and advertisers and the frequency with which people return to Reddit. We expect to continue to make investments to maintain and improve the capacity, capability, and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business, results of operations, financial condition, and prospects may be harmed.
We continue to scale the capacity of, and enhance the capability and reliability of, our infrastructure to support DAUq growth and increased activity on our platform. We expect that investments and expenses associated with our infrastructure will continue to grow, including operating costs, the cost to acquire additional servers and networking equipment to increase the capacity of our infrastructure, increased utilization of third-party cloud computing and associated costs thereof, and increased bandwidth costs. The improvement of our infrastructure requires a significant investment of our management’s time and our financial resources. If we fail to efficiently scale and manage our infrastructure, our business, results of operations, financial condition, and prospects would be adversely impacted.
If our security measures are breached, or if our products and services are subject to attacks involving our systems or data, some of which contain personal information, or that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, Redditors and advertisers may curtail or stop using our products and services, and our reputation, business, results of operations, financial condition, and prospects could be harmed.
We receive, collect, store, maintain, transfer, submit, and otherwise process personal user, employee, advertiser, and other personal, confidential, or sensitive information, and data breaches and other data security incidents expose us to a risk of loss of, or unauthorized access to, this personal information, litigation, and potential liability. As such, we are an attractive target for data security attacks by third parties. Any actual or perceived failure to prevent or mitigate data security incidents or improper access to, or use, acquisition, disclosure, alteration, or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain existing, or attract new, customers, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of our customers, and any failure by such third party, or any other entity in our collective supply chain, to prevent or mitigate data security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such information could have similar adverse consequences for us.
We have experienced in the past, and may in the future experience, cybersecurity attacks (including denial of service, phishing, social engineering, ransomware, malware, and integrity attacks), computer viruses, software bugs, internet interruptions, disruptions, or losses, spam or other attacks, breach by intentional or negligent conduct, theft or fraud on the part of employees or other third parties, including state-sponsored organizations with significant financial and technological resources, terrorism, improper operation, data loss, coding or configuration errors, credential stuffing, human error, natural disasters, and other security breaches, and as a result, unauthorized parties may impede or deny access to our platform or otherwise obtain access to our data or Redditors’ or advertisers’ data, including personal information. For example, in February 2023, we experienced a data security incident in which an attacker was able to obtain an employee’s login credentials to gain access to certain contact information, internal documents, source code, and other internal business information. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, engaging in coordinated information manipulation, or other objectionable ends. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attack. While we take efforts to protect our systems and data, including taking steps to protect the integrity of our APIs, there can be no assurance that our safety and security measures (and those of our third-party providers) will prevent damage to, or interruption or breach of, our information systems, data, and operations. Our technology may fail to adequately secure the personal information and other data we maintain, and we cannot entirely eliminate the risk of improper or unauthorized access to, or disclosure of, personal information and other data, other data security events that impact the integrity or availability of personal information or our systems and operations, or the related costs we may incur to mitigate and remediate the consequences from such events. We may also assume liabilities for breaches experienced by the companies we acquire. Additionally, we cannot guarantee that our cybersecurity insurance coverage would be sufficient to cover all applicable losses. Any systems failure or compromise of our security that results in the unauthorized access to, or release of, Redditors’ or advertisers’ data or disruption of access to our platform could significantly limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business.
In addition, our products operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. There have been in the past, and may in the future be, significant attacks on certain of our third-party providers, such as the LastPass cybersecurity incidents in 2022. We cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of, or disruption to, our systems and networks or the systems and networks of third parties that support us and our services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. The natural sunsetting of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migrations and updates, during which period potential security vulnerabilities could be exploited. Third-party risks may also include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate, and our ability to monitor our third-party service providers’ data security practices are limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to, or disclosure, loss, destruction, disablement, or encryption of, use or misuse of, or modification of, data (including personal information), or enable us to obtain adequate or any reimbursement from our third-party providers in the event we should suffer any such data security-related incidents. Due to applicable laws, rules, and regulations, or contractual obligations, we may be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies, or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions.
Our information technology systems and data have been, and may in the future be, subject to increased risks as many of our employees continue to work remotely and utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes, or other remote work locations, may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work remotely, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the privacy, data security, and data protection safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely.
Moreover, according to U.S. government sources and others, the conflict involving Russia and Ukraine has resulted in a heightened risk of cyberattacks against companies like ours that have operations, vendors, and/or supply chain providers located in or around the region of conflict or that are otherwise related to the conflict.

Our data security measures may also be breached due to employee error, malfeasance, theft, fraud, misconduct, or otherwise, or third parties may attempt to fraudulently induce employees, Redditors, or our advertisers to disclose sensitive or personal information in order to gain access to our data or Redditors’ or advertisers’ data or accounts. Since people on Reddit and our advertisers may use Reddit to establish and maintain online identities, unauthorized communications from Reddit accounts that have been compromised may damage their personal security, reputations, and brands as well as our reputation and brand. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage or breach systems continue to evolve in sophistication and volume and often are not recognized until launched against a target, we may be unable to anticipate these techniques, timely detect and appropriately remediate and respond, defend against such attacks, or implement adequate preventative measures. Moreover, the increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult, as the techniques used to obtain unauthorized access to, or to sabotage, systems or networks are constantly evolving and generally are not recognized until launched against a target. Additionally, attackers have used machine learning and AI to launch more automated, targeted, and coordinated attacks against targets. Consequently, we may be unable to anticipate these techniques, detect or react in a timely manner, or implement preventative measures, which could result in delays in our detection or remediation of, or other response to, data security breaches and other data security-related incidents. If an actual or perceived breach of our or our third-party providers’ data security occurs, Redditors and our advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services, or stop using our products and services entirely. In the event of a data security breach, we may also incur significant legal and financial exposure, including as a result of litigation and other claims, regulatory investigations and inquiries, fines and penalties for non-compliance with applicable data privacy-related laws, rules, or regulations, remediation costs, or indemnification requests. Any of these actions could have an adverse effect on our business, results of operations, financial condition, and prospects.
We anticipate that our ongoing efforts related to data privacy, safety, security, and content review will identify instances of misuse of user data or other undesirable activity by third parties on our platform.
In addition to our efforts to mitigate cybersecurity risks, we are making investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we may discover incidents of misuse of, or unauthorized access to, user data or other undesirable activity by third parties. We have taken steps to protect the integrity of our API, but despite these efforts, our security measures or those of our third-party providers could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform, or otherwise. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely, the allocation of resources to other projects, or other factors, and the media, or other third parties. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts, or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people’s safety online or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. For example, third parties often attempt to access and collect Reddit site data through “scraping” and other unauthorized mechanisms for unauthorized purposes, such as distributing such data to other parties for commercial purposes or training AI models for commercial purposes. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect Redditor trust and engagement, harm our reputation and brand, make it more difficult for us to monetize our API, require us to change our business practices in a manner adverse to our business, and adversely affect our business, results of operations, financial condition, and prospects. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
Redditor growth and engagement depends upon effective interoperation with operating systems, networks, devices, web browsers, online application stores, regulations, and standards that we do not control. Changes in our products or to those operating systems, networks, devices, web browser, online application stores, regulations, or standards may harm Redditor retention, growth, and engagement, which could harm our business, results of operations, financial condition, and prospects.
Because we make our products and services available across a variety of operating systems, networks, and websites, we are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems, and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome, Safari, and Firefox. Any changes to these operating systems, devices, web browsers, or online stores distributing our apps that impact the accessibility, speed, or functionality of our products and services or give preferential treatment to competitive products could harm usage of our products and services. Such changes could degrade the functionality of our products and services, making it difficult for Redditors to access our content, or limit our ability to target or measure the effectiveness of ads, which could adversely affect usage of our products and services. Our competitors that control the operating systems, browsers, and online stores that our apps run on, or are distributed through, could make interoperability of our services with those systems, browsers, and stores more difficult. New products introduced by us may take longer to function with these systems and browsers. Further, if the number of platforms for which we develop our products expands, it will result in an increase in our operating expenses.
Additionally, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our apps and experiences available to our developers, creators, and users. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform and those changes may be unfavorable to us and our developers’, creators’, and users’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us, and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, results of operations, financial condition, and prospects.
If we are unable to deliver a high-quality, relevant, reliable, trustworthy, and innovative user experience and products and services across different devices with different operating systems, user growth, retention, or engagement may decline, which could harm our business, results of operations, financial condition, and prospects. In addition, we may not be successful in developing relationships with key participants in the mobile industry or in developing products or services that operate effectively with these operating systems, networks, devices, web browsers, and standards. In the event that it is difficult for Redditors to access and use our products and services, particularly on their mobile devices, Redditor growth and engagement could be harmed, and our business, results of operations, financial condition, and prospects could be adversely affected.
Our business depends on continued and unimpeded access to our products and services on the internet by Redditors and our advertisers. If we or Redditors experience disruptions in internet service or if internet service providers are able to block, degrade, or charge for access to our products and services, we could incur additional expenses and the loss of users and advertisers, which could undermine our operations.
We depend on the ability of Redditors and our advertisers to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers, and operating system providers, any of whom could take actions that degrade, disrupt, or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption of any laws, rules, or regulations that adversely affect the growth, popularity, or use of the internet, including laws, rules, regulations, or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, and adversely affect our results of operations. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security to us and our users. As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure on which we and our users rely may be unable to support the demands placed upon it. Frequent or persistent interruptions in our products and services could cause users to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. The failure of the internet infrastructure on which we or our users rely, even for a short period of time, could undermine our operations. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, results of operations, financial condition, and prospects could be harmed.
Our products and services may contain undetected software errors, bugs, or other vulnerabilities, which could harm our business, results of operations, financial condition, and prospects.
Our products and services incorporate complex software, and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, may now or in the future contain errors, bugs, or other vulnerabilities. Some errors, bugs, or vulnerabilities in our software code inherently may be difficult to detect and may only be discovered after the product or service has been released for external or internal use. Such errors, bugs, vulnerabilities, or defects could also be exploited by malicious actors and result in exposure of our users’ or advertisers’ data, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. In addition, our products and services are increasingly reliant on machine learning systems and AI, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. The effectiveness of such AI systems and technologies could be impaired by incomplete, biased, or inadequate inputs or training data, which could lead us to make determinations or recommendations in our products or services that have an adverse effect on our business and financial results. Moreover, these systems may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brand, guiding principles, and mission. Any errors, bugs, or vulnerabilities discovered in our code after release could result in negative user experiences, damage to our reputation, compromised ability of our products and services to perform in a manner consistent with Redditor expectations, delayed product introductions, compromised ability to protect the data of our users or advertisers or an inability to provide some or all of our services, loss of Redditors, loss of advertisers or advertising revenue, or liability for damages, any of which could adversely affect our business, results of operations, financial condition, and prospects.
Many of our products and services contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could adversely affect our business, results of operations, financial condition, and prospects.
We use open source software in our products and services and may continue to use open source software in the future. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public on unfavorable terms or at no cost. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract may allow our competitors to create similar products with lower development effort and time and, ultimately, could result in a loss of sales for us. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership, license rights, and other legal rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. or foreign courts or been fully addressed by legislation. It may be challenging to ascertain whether the authors of the original software had sufficient rights to support our usage of the software and data and models underlying the software. In addition to intellectual property risks, the use of this software may exacerbate other risks, including cybersecurity and privacy risks and other rights issues. This could adversely affect our reputation and expose us to legal liability as well as contractual or regulatory risk.
We regularly contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and may continue doing so in the future. Our ability to protect our intellectual property rights with respect to source code which we have made publicly available may be limited. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products or services incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we develop using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products or services on terms that are not economically feasible, to re-engineer our products or services, to discontinue the sale of our products or services if re-engineering could not be accomplished on a timely or cost-effective basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, results of operations, financial condition, and prospects.
Further, the use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, results of operations, financial condition, and prospects.
We may be unable to obtain, maintain, protect, defend, or enforce our intellectual property adequately, which could harm our business, results of operations, financial condition, and prospects.
We believe that intellectual property is an important part of our industry and business. We rely primarily on a combination of copyright, trademark, and trade secret laws, as well as internal security controls, confidentiality procedures, invention assignment and license agreements, and contractual provisions, to establish and protect our intellectual property rights in the United States and abroad. Various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies. For example, the efforts we have taken to protect our intellectual property may not be sufficient or effective, and our copyrights, trademarks, and other intellectual property or proprietary rights may be challenged, contested, narrowed in scope, or held invalid or unenforceable. Further, in light of our reliance on a significant amount of open source materials, we may not have the ability to protect certain of our information and technology. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating, or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We may not be effective in policing unauthorized use of our intellectual property or in appropriately managing our open source catalog. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in protecting our intellectual property rights in a cost-effective manner, our business, results of operations, financial condition, and prospects could be harmed.
Further, we have filed patent applications in the United States, which remain pending, to protect certain of our technology and intellectual property. There can be no assurance that pending patent applications will result in the issuance of registered patents. Even if issued, any resulting issued patents may have claims narrower than those set forth in our patent applications. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. There can also be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek a licensing fee from us or otherwise exclude us from using our technology. Additionally, there can be no assurance that each of our trademark applications will result in the issuance of a registered trademark or that each resulting trademark registration will be able to be maintained. We have acquired in the past, and may in the future, acquire additional patents or patent portfolios, license patents from third parties, or agree to license the use of our patents to third parties, which could require significant cash expenditures.
Any additional investment in protecting our intellectual property through additional copyright, trademark, patent, or other intellectual property filings could be expensive or time-consuming. We may not be able to obtain protection for our technology and, even if we are successful in obtaining effective copyright, trademark, and patent protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial.
In addition to registered intellectual property rights, we rely on unregistered intellectual property rights, such as trade secrets, confidential information, know-how, and technical information. We seek to protect our intellectual property, technology, and confidential information by requiring our employees, contractors, consultants, and other third parties who develop intellectual property on our behalf to enter into invention assignment agreements, and third parties we share information with to enter into nondisclosure and confidentiality agreements. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how, trade secrets, and technical information. These agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation, or reverse engineering of, our confidential information, intellectual property, or technology. Moreover, these agreements may not provide an adequate remedy for breaches or unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside of the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position could be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying the functionality of our products and services. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, contractors, consultants, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Effective intellectual property protection may not be available in every country in which we operate or intend to operate our business or offer our products and services, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights.
Third parties may knowingly or unknowingly infringe, misappropriate, or otherwise violate our intellectual property or other proprietary rights, and particularly as we expand the scope of our business and the countries in which we operate, we may not be able to prevent third parties from infringing, misappropriating, or otherwise violating or challenging our use of, our intellectual property or proprietary rights, including those used to build and distinguish the “Reddit” brand. If the protection of our intellectual property and proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our technologies, products, services, features, or methods of operations. We also may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. An adverse outcome in such litigation or proceeding may expose us to a loss of our competitive position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, or at all. Any of these events could harm our business, results of operations, financial condition, and prospects.
We have in the past, and may in the future, be subject to claims that we violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could adversely affect our business, results of operations, financial condition, and prospects.
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we have been in the past, and may in the future be, involved in lawsuits and other disputes alleging that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties. We may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation, or violation. Third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate, or circumvent our patents, trademarks, copyrights, and other intellectual property rights, which has occurred in the past, and may occur in the future. Additionally, companies in the technology industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. For example, on March 18, 2024, Nokia Technologies sent us a letter indicating they believed that Reddit infringes certain of their patents. We will evaluate their claims. As we face increasing competition and become increasingly high profile, the possibility of receiving more intellectual property claims against us grows. In addition, various “non-practicing entities,” and other intellectual property rights holders have asserted in the past, and may attempt to assert in the future, intellectual property claims against us and have sought, and may attempt to seek in the future, to monetize the intellectual property rights they own to extract value through licensing arrangements or other settlements.
We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not adversely affect our business, results of operations, financial condition, or prospects. We have incurred in the past, and may in the future incur, expenses associated with litigation and settlement costs arising out of allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties. Any such claims or litigation, even those without merit and regardless of the outcome, could cause us to incur significant expenses, and, if successfully asserted against us, could require that we pay substantial costs or damages, pay significant ongoing royalty payments, pay settlement or licensing fees, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds or re-designs, impose other unfavorable terms, distract management from our business, or satisfy indemnification obligations.
If any of our technologies, products, or services are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing or using such technologies, products, or services. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be required, including by court order, to cease the commercialization or use of the violating technology, products, or services. Accordingly, we may need to design around such violated intellectual property, which may be expensive, time-consuming, or infeasible. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Claims that we have misappropriated the confidential information or trade secrets of third parties could similarly harm our business. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation, or violation claims against us, such payments, costs, or actions could adversely affect our competitive position, business, results of operations, financial condition, and prospects. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, results of operations, financial condition, and prospects.
Risks Related to Governmental Regulation and Litigation
Our business is subject to increasingly complex and evolving laws, rules, regulations, industry standards, and other legal obligations regarding content, consumer protection, competition, privacy, and other matters. Failure to comply with such laws, rules, regulations, industry standards, and other legal obligations could harm our business.
We are subject to a variety of laws, rules, regulations, industry standards, and other legal obligations in the United States and abroad that involve matters central to our business, including content, intellectual property, rights of publicity and privacy, advertising, machine learning and AI, marketing, distribution, competition, consumer protections, protection of minors, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, and securities laws. These laws, rules, and regulations are stringent, evolving, and involve matters central to our business, including, among others:
•copyright or similar laws around the world, including the EU Directive on Copyright in the Digital Single Market (“EU Copyright Directive”), which has been implemented recently by certain EU member states, and the News Media Bargaining Code drafted by the Australian Competition and Consumer Commission, that introduce new constraining licensing regimes that could increase the liability of some content-sharing services with respect to content uploaded by their users, and may also require compensation negotiations with news agencies and publishers for the use of such content;
•various laws and proposals with regard to content removal and disclosure obligations around the world, such as the European Commission’s Digital Services Act and the Audio-Visual Media Services Directive, Germany’s Network Enforcement Act (“Netzwerkdurchsetzungsgesetz” or “NetzDG”), the UK’s Online Safety Bill;
•data localization laws, which generally mandate that certain types of data collected in a particular country be stored and/or processed within that country;
•various U.S. laws involving sex trafficking, including the Fight Online Sex Trafficking Act and the Stop Enabling Sex Traffickers Act; and
•various U.S. and international laws that govern the distribution of certain materials to children and regulate the ability of online services to collect information from minors, including the Children’s Online Privacy Protection Act.
These U.S. federal and state and foreign laws, rules, and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws, rules, and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. New laws, amendments to or reinterpretations of existing laws, rules, regulations, standards, and other obligations have required us in the past, and may in the future require us, to incur additional costs, restrict our business operations, change how we use, collect, store, transfer, or process certain types of personal information and implement new processes to comply with those laws and our users’ exercise of their rights thereunder.
Legislative changes in the United States, at both the federal and state level, have imposed and could further impose new obligations in areas such as moderation of content posted on our platform by third parties, including with respect to requests for removal based on claims of copyright. Further, there are various Executive Branch and Congressional efforts to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. There are also various state laws and proposals that seek to regulate online content moderation, impose new disclosure obligations, and expand the circumstances under which online intermediaries may be held liable for third-party content. Finally, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms that, depending on the outcomes, could greatly limit the scope of the current protections. If these proposed or similar laws are passed or upheld, if similar future legislation or governmental action is proposed or taken, and if existing protections are limited or removed, changes will be required that could impose additional costs of operation, subject us to additional liability or cause Redditors to abandon the service, any of which may adversely affect our business, results of operations, financial condition and prospects.
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed sanctions as a result of content hosted on our services. For example, laws and regulations in Germany and India provide for the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering, or have implemented, similar legislation imposing penalties, including fines, service throttling, access blocking, or advertising bans, for failure to remove certain types of content or to follow certain processes. Such content-related legislation also has required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. Regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent for various practices could require product changes in the user interface that could adversely affect user growth and engagement.
Additionally, we continue to pursue new business initiatives to empower communities through new technologies, including machine learning and AI, blockchain technology and non-fungible token (“NFT”) standards. These initiatives and technologies are subject to complex and rapidly-evolving laws and regulations that may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. As we navigate an uncertain legal and regulatory landscape, we make determinations about how these laws and regulations apply to our business initiatives; however, governments and regulatory authorities may disagree with our risk-based judgments, which may adversely affect our business initiatives. In addition, future legal and regulatory developments related to blockchain technology and NFT standards may negatively impact demand for, and our ability to offer, products and services related to these new technologies. They may also increase our compliance and litigation costs, cause us to change our business practices, and harm our business, results of operations, financial condition, and prospects.
Although we value privacy at Reddit, we face increasing scrutiny and regulatory complexity with regard to data privacy and data protection, especially with regard to our international expansion plans. If we fail, or are perceived as failing, to protect the data privacy of those who use or work at Reddit, our business and reputation will suffer and our business, results of operations, financial condition, and prospects could be adversely affected.
We receive, store, handle, transmit, use, and otherwise process personal and business information and other data from and about actual and prospective customers, as well as our employees, Redditors, and service providers. As a result, we and our handling of data are subject to a variety of laws, rules, and regulations relating to privacy and data security, including regulation by various federal, state, and foreign governmental authorities and agencies. In some cases, these laws, rules, and regulations impose obligations directly on us as both a data controller and a data processor (or the equivalents thereof). These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations. Our data handling and processing activities are also subject to contractual obligations and industry standards. These laws include, among others:
•U.S. federal privacy laws, such as the Federal Trade Commission Act;

•data privacy laws, such as the EU GDPR, the UK GDPR, and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (the “CCPA”);
•data privacy and protection laws passed by many states within the United States and by certain countries regarding notification to data subjects or regulators when there is a security breach of personal data; and
•new laws further restricting the collection, processing, or sharing of personal information for advertising-related purposes.
In the United States, violation of consumers’ privacy rights or failure to take appropriate steps to keep consumers’ personal information secure may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or other state regulations. We also may be subject to specific data security frameworks or laws that require us to maintain a certain level of security. For example, the Federal Trade Commission (“FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
In addition to the foregoing federal laws and regulations, certain states have adopted new or modified privacy and data security laws and regulations that may apply to our business, such as the CCPA, which imposes obligations on businesses that collect and process personal information of California residents. Among other things, the CCPA broadly defines personal information, requires covered companies to provide disclosures to California residents about the data collection, use and disclosure practices of covered businesses, and provides such residents expanded rights to access, correct and delete their personal information and to opt-out of certain sales or transfers of personal information. The CCPA imposes severe civil penalties and statutory damages as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The effects of the CCPA are significant and may require us to further modify our data collection or processing practices and policies and to incur costs and expenses in an effort to comply. In addition, California’s Age-Appropriate Design Code, which is modeled after the UK Information Commissioner’s Office’s (“UK ICO”) Age Appropriate Design Code, is intended to go into effect in 2024; non-compliance with the law, if enacted, could result in regulatory action, including injunctions and statutory civil penalties.
The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. This also may mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, like California, Virginia signed into law the Virginia Consumer Data Protection Act, which also contains detailed requirements, on covered companies, relating to the access to, deletion of, and disclosures of personal data collected by covered businesses about Virginia residents. Further, several other states (including Colorado, Connecticut and Utah) have also enacted new privacy regulations, which took effect or are scheduled to take effect in 2023. Similar laws have been proposed in other states, at the federal level, and in other countries, reflecting a global trend toward more stringent privacy legislation. These new state laws share similarities with the CCPA and legislation proposed in other states. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of personal information for marketing purposes or otherwise, and there remains increased interest in a new comprehensive privacy and data protection law at the federal level as well, as demonstrated by the draft American Privacy Rights Act. Additionally, in order to comply with the varying state laws around data breaches, we must maintain adequate data security measures, which require significant investments in resources and ongoing attention. The risk of legal claims in the event of a security breach is increasing. For example, as described above, the CCPA creates a private right of action for certain data breaches. Such laws and regulations could also restrict our customers’ ability to run their businesses, which may in turn, impact our business operations.
Additionally, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to governmental authorities and affected individuals in connection with personal data breaches, and we have notified in the past, and may in the future notify, applicable governmental authorities and affected individuals in the event of a data breach or other data security incident. The laws are not consistent, as certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Compliance in the event of a widespread data breach is costly. These laws, rules, and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.

In certain jurisdictions, regulatory requirements are more stringent than or different from those in the United States. In particular, the EU and its member states and the UK traditionally have taken broader views as to the types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. For example, we are subject to the EU GDPR, supplemented by national laws in EU member states and the UK GDPR, which regulates the collection, control, sharing, disclosure, use, transfer, and other processing of personal data and imposes stringent data protection requirements with significant penalties, and the risk of civil litigation, for noncompliance. The enactment of the GDPR also introduced numerous privacy-related changes for companies operating in the EU and the UK, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU and UK consumers, data breach notification requirements, and increased fines. In particular, fines for certain breaches are significant, up to the greater of 4% of total global annual turnover or €20 million in the EU (£17.5 million under the UK GDPR). Since we are subject to the supervision of the relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of these regimes independently in respect of the same breach. In addition to fines, a breach of the relevant regimes could result in litigation, regulatory investigations or inquiries, reputational damage, orders to cease or change our data processing activities, enforcement notices, or assessment notices (for a compulsory audit). Moreover, following the UK’s exit from the EU and ongoing developments in the UK, including the introduction of the Data Protection and Digital Information Bill introduced into the UK Parliament for discussion in July 2022, there is now increased uncertainty with regard to data protection regulation in the UK. Since January 2021 (when the transitional period following Brexit expired), we have been required to comply with both the EU GDPR and the UK GDPR, exposing us to two parallel regimes with potentially divergent interpretations and enforcement actions for certain violations. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and because the UK GDPR will not automatically incorporate changes to the EU GDPR going forward, it is unclear how UK data protection laws and regulations will develop in the medium to longer term. For example, in 2021, the European Commission announced an adequacy decision concluding that the UK ensures an equivalent level of data protection to the EU GDPR, which provides some relief regarding the legality of continued personal data flows from the EU to the UK. This adequacy determination will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or revoked in the interim. Any changes required to comply with the EU GDPR or UK GDPR will lead to additional costs and increase our overall risk exposure.
Moreover, the EU-U.S. Privacy Shield Framework, a transfer framework we relied upon for data transferred from the EU and the UK to the United States, was invalidated in July 2020 by the Court of Justice of the EU. For transfers to the United States, the European Commission has adopted an adequacy decision for entities self-certified under the new EU-U.S. Data Privacy Framework (“DPF”), rendering the DPF effective as an EU GDPR transfer mechanism to the United States for self-certified entities. Although the DPF does not apply to the UK, on October 12, 2023, a UK-U.S. Data Bridge came into force to facilitate transfers of personal data from the UK to the United States. However, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF adequacy decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. In addition, the other bases upon which we rely to transfer such data, such as Standard Contractual Clauses (“SCCs”), have been subjected to regulatory and judicial scrutiny. The Court of Justice of the EU ruled in July 2020 that reliance on the SCCs alone may not necessarily be sufficient in all circumstances and transfers must be assessed on a case-by-case basis. In June 2021, the European Commission published revised SCCs for data transfers from the EU, which were required to be used for new and existing data transfer arrangements by December 27, 2022. There is some uncertainty around whether the revised SCCs, particularly whether they can be relied on for data transfers to non-EU entities subject to the GDPR. The European Commission has stated an intention to publish a new set of SCCs applicable to such transfers to non-EU entities subject to the GDPR; the substantive content of these proposed SCCs remains unclear. The revised SCCs apply only to the transfer of personal data outside of the EU and not the UK; the UK ICO has published its own International Data Transfer Agreement and the International Data Transfer Addendum to the SCCs (the “IDTA”), which came into force on March 21, 2022: the revised clauses must be used for relevant new data transfers; and existing SCC arrangements must be migrated to the revised clauses by March 21, 2024. These various developments in relation to international personal data transfers require us to implement new or revised documentation and processes, within the relevant time frames, and are subject to ongoing scrutiny and potential future challenge, leading to additional costs and increasing our overall risk exposure.
While we also rely upon alternative legal bases for data transfers, if the new DPF is invalidated in the future and we are unable to continue to rely on SCCs and the IDTA or validly rely upon other alternative means of data transfers from the EU and the UK to the United States, we may suffer additional costs, complaints or regulatory investigations, inquiries, or fines, and we may be unable to operate material portions of our business in the EU or the UK, and/or stop using certain tools and vendors and make other operational changes which would materially and adversely affect our business, results of operations, financial condition, and prospects.

We are also subject to evolving EU and UK privacy laws, including with respect to cookies and e-marketing. For example, periodically, the UK ICO reaches out to us with questions regarding the UK ICO’s Age Appropriate Design Code and GDPR compliance, and our use of cookies on our site. In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Further, EU national laws that implement the ePrivacy Directive (Directive 2002/58/EC concerning the processing of personal data and the protection of privacy in the electronic communications sector) may be replaced by an EU regulation, known as the ePrivacy Regulation (Proposal for a Regulation concerning the respect for private life and the protection of personal data in electronic communications), which may alter rules on tracking technologies, impose burdensome requirements surrounding obtaining consent and significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a recent European court decision, regulators’ recent guidance, and recent campaigns by a not-for-profit organization are driving increased attention to cookies and tracking technologies under existing law. If regulators start to enforce an increasingly strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.
We make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our website, and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be perceived to have failed to do so. If the publication of our privacy policies and other statements that provide promises and assurances about data privacy and security or otherwise describe our data processing contain any information that a court or regulator finds to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our customers to resist providing the data necessary to allow them to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could negatively impact our business operations.
Furthermore, emerging trends in data privacy and security may impact our business operations. For example, multiple jurisdictions are taking a heightened interest in AI and machine learning, which we make use of. There has been a recent wave of policy and regulatory responses from various governments rolling out action plans for risk mitigation to legislation being introduced to generally oversee the use of AI.
For example, in 2022, the European Commission proposed two directives seeking to establish a harmonized civil liability regime for AI in the EU, in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict liability regime. In addition, in December 2023, the Council of the EU European Parliament and European Commission reached provisional agreement on a revised draft of the AI Act, which was enacted in March 2024. The AI Act establishes a governance framework for AI in the EU market. The regulation applies to companies that develop, use, and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, and accuracy, and includes substantial penalties for non-compliance. Complying with the applicable requirements of the AI Act may impose additional costs on us, increase our risk of liability, or adversely affect our business. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU, and together with developing guidance and decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, results of operations, financial condition, and prospects.
From time to time, governments, regulators, and other third parties have in the past, and may in the future, reach out to ask questions or express concerns about whether our products, services, or practices compromise the privacy or data protection rights of Redditors and others. While we strive to comply with applicable laws, rules, and regulations relating to privacy, data protection, and data security, our privacy policies, and other obligations we may have with respect to privacy, data protection, and data security, the failure or perceived failure to comply with such obligations may result, in investigations, inquiries, and other proceedings or actions against us by governments, regulators, or other third parties. Additionally, we have been in the past, and may in the future become, involved in data privacy-related litigation or other disputes. A number of proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business.
We cannot assure you that any third-party providers with access to personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under various data privacy and data protection laws, rules and regulations, which could in turn adversely affect our business, results of operations and financial condition. If our customers or third-party providers violate applicable laws, regulations, rules or standards, or our policies or other privacy or security-related obligations, such violations may also put the information of our customers, third-party providers or employees at risk. We cannot assure you that our contractual measures and our own privacy and data protection-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Increasing use of social media could also give rise to liability, breaches of data security or reputational damage.
Any failure or perceived failure by us or our third-party providers to comply with our privacy policies, data privacy-related obligations to Redditors or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, or other failure or noncompliance by us with applicable laws, rules, regulations, industry standards, or other legal obligations or requirements relating to data privacy and our processing of personal information could subject us to investigations, litigation, sanctions, enforcement actions, disgorgement of profits, substantial fines, damages, reputational harm, a significant diversion of management’s attention and resources, civil and criminal penalties, injunctions, or other collateral consequences, any of which could adversely affect our business, results of operations, financial condition, and prospects.
We may incur liability as a result of information retrieved from or transmitted over the internet or published using our platform or as a result of claims related to our products, and legislation regulating content on our platform may require us to change our products or business practices and may adversely affect our business, results of operation, financial condition, and prospects.
We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our platform, including our policies and enforcement actions with respect to such information or content. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, sex trafficking, consumer protection, and breach of contract, among others. In addition, there are various U.S. Executive Branch, Congressional, and state-level efforts to regulate the content made available on platforms such as ours, and to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. In addition, there have been, and will continue to be, legislative developments related to imposing new obligations on online platforms with respect to commerce listings, user content, counterfeit goods, and copyright-infringing material.
This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the EU passed the EU Copyright Directive, which expanded online platform liability for copyright infringement and regulated certain uses of news content online, which member states are currently implementing into their national laws. In addition, the EU revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states were required to implement into national law by December 2020. Irish regulators have designated us as a video-sharing platform service under their Online Safety and Media Regulation Act, implementing their version of the directive. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. The governments of some countries, such as India and Pakistan, have passed laws and regulations restricting the distribution of content and products deemed to represent foreign or “immoral” influences. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented legislation imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. Content-related legislation and regulations also have required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the EU Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states’ laws implementing the EU Copyright Directive may also require online platforms to pay for content. In addition, the majority of the substantive provisions of the Digital Services Act in the EU took effect between 2023 and 2024, and have already, and will continue to, significantly increase our compliance costs and require changes to our processes and operations. Further, the European Electronic Communications Code, which EU member states are currently implementing into their national laws, has expanded the scope of the ePrivacy Directive’s security requirements and restrictions on communications data usage to certain over-the-top communications services. This expansion of the ePrivacy Directive may increase our compliance costs or require changes to our processes and operations. The UK Online Safety Bill, expected to take effect in 2024, may also significantly increase our compliance costs and proposes significant fines for certain breaches, up to the greater of GBP 18 million or 10% of our global, annual revenue. In the United States, changes to Section 230 of the Communications Decency Act or state or federal content-related legislation that impacts the scope of Section 230, or otherwise relates to our liability with respect to content on our platform, have increased in the past, and may in the future increase, our costs or require significant changes to our products, business practices, or operations, which could adversely affect Redditor growth and engagement. Any of the foregoing events could adversely affect our business, results of operation, financial condition, and prospects.
In addition, the existing and any future regulation of adult content could prevent us from making some of our content available in various jurisdictions or otherwise adversely affect our business, results of operations, financial condition, and prospects. Regulation aimed at limiting minors’ access to adult content could also increase our cost of operations and introduce technological challenges, such as by requiring development and implementation of age verification systems. U.S. government officials could amend or construe and seek to enforce more broadly or aggressively the adult content recordkeeping and labeling requirements set forth in 18 U.S.C. Section 2257 and its implementing regulations in a manner that is unfavorable to our business.
Pending and future litigation could lead us to incur significant costs and adversely affect our business, results of operations, financial condition, and prospects.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include putative class action suits or other lawsuits or claims relating to privacy and other regulatory matters, user consent, intellectual property and/or open source software, customer matters, our marketing and sales practices, content on our site, contracts, employment matters, or other aspects of our business. Such lawsuits have in the past and may in the future result in us incurring significant expenses in settlement and litigation costs. Any negative outcome from any such lawsuits or claims could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices and, accordingly, our business, results of operations, financial condition, or prospects could be adversely affected. There can be no assurances that a favorable final outcome will be obtained in all our cases, and defending any lawsuit, even unmerited claims, is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, results of operations, financial condition, and prospects.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in global markets or subject us to liability if we are not in full compliance with applicable laws.
Our platform is subject to governmental, including U.S. and EU, export control laws and regulations, and as a U.S. company, we are covered by the U.S. sanctions laws and regulations. U.S. export control and economic sanctions laws and regulations prohibit the provision of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations may be time-consuming and may result in the loss of sales opportunities. While we take precautions to prevent our platform from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, from time to time, we may fail to fully comply with these laws and regulations. We believe our provision of such services is either in compliance with generally available exemptions from sanctions laws or otherwise in compliance with applicable law, and we have implemented certain control mechanisms designed to prevent unauthorized dealings with U.S. embargoed or sanctioned countries, such as preventing such users from paying for or receiving premium content or features. If such users circumvent these precautions or we are otherwise found to have failed to comply with U.S. export laws, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company, incarceration for responsible employees and managers, and the possible loss of export or import privileges, and we may incur reputational harm.

Our new products and services may subject us to additional regulatory requirements that could be costly and difficult to comply with or may subject us to other risks that could result in additional liability, reputational harm, or other consequences that could adversely affect our business, results of operations, financial condition, and prospects.
As we invest in new products and services, we expect some of these products and services will present additional risks, especially in areas where approaches to governmental regulation are evolving and developing, including new products in the areas of virtual goods and rewards, generative AI, and data licensing.
For example, we are exploring different ways for Redditors to purchase and gift virtual goods and receive rewards for contributions to our platform, including the Reddit Contributor Program and the Reddit Collectible Avatars Creators Program. These programs may be subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including laws governing money laundering and terrorist financing, money transmission, prepaid access and stored value, electronic funds transfer, marketing of in-app purchases, virtual currency, consumer protection, taxation, unclaimed property, securities, banking and lending, trade sanctions, and import and export restrictions. In some jurisdictions, the application or interpretation of these laws and regulations is not, and in the future may not be, clear. For example, in some situations, the SEC has found the sale of certain virtual goods and non-fungible and fungible tokens to have been securities offerings and has fined issuers and taken other related actions to prohibit the sale and trading of such items. Moreover, to the extent our virtual goods and rewards products are deemed securities, our activities relating to these products could cause us to be required to register as a broker-dealer or exchange.
While we have been expanding the use of machine learning across the platform, we have also been exploring the use of generative AI within our platform, as well as the use and licensing of Reddit data for generative AI purposes. For example, we are experimenting with using generative AI to assist Redditors to create posts and comments that abide by community rules, recommend more relevant content to Redditors, or scale our content translation efforts as we grow our presence in certain international markets. We are also experimenting with using generative AI to assist advertisers to create ads, improve the placement of advertisements on our platform, and strengthen the offerings and functionality of our advertising tools. Uncertainty around new and emerging AI applications, such as generative AI content creation, will require additional investment in the development of proprietary systems, models, and datasets, which are often complex, may be costly and could impact our gross margin. Developing, testing and deploying these technologies may also increase the cost profile of our offerings due to the nature of the computing costs involved in such initiatives. Moreover, market acceptance of AI technologies is uncertain, and we may be unsuccessful in our service or product development efforts. There are significant risks involved in the development and deployment of AI technologies and there can be no assurance that our use of these technologies will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, the continued use of any AI technologies in our products and services may give rise to risks related to, among other things, inaccurate or harmful content, bias, toxicity, discrimination, intellectual property infringement, misappropriation or other violations, defamation, data privacy, confidentiality, cybersecurity and data provenance, new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, ethical concerns, negative user perceptions as to automation and AI, and other complications that could erode confidence in our brand, harm our reputation, and adversely affect our business and results of operations. If we do not have sufficient rights to use the data on which our systems rely, we may incur liability through the violation of such laws, third-party privacy or other rights or contracts to which we are a party. In addition, AI is the subject of evolving review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.
Our efforts to comply with these laws and regulations could be costly and may still not guarantee compliance. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties, and may subject us to additional regulation and oversight, all of which could significantly increase our operating costs. It is also possible that regulators in the United States or elsewhere may take regulatory actions in the future and we may be subject to other enforcement or other regulatory actions by federal or state regulators, as well as private litigation, which could be costly to resolve.
In addition, we are in the early stages of our data licensing efforts and are exploring data licensing opportunities where we believe the opportunity does not conflict with our values and the rights of our Redditors. These programs may subject us to evolving approaches to the regulation of this data and implicates complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. For example, on March 14, 2024, we received a letter from the FTC advising us that the FTC’s staff is conducting a non-public inquiry focused on our sale, licensing, or sharing of user-generated content with third parties to train AI models. Given the novel nature of these technologies and commercial arrangements, we are not surprised that the FTC has expressed interest in this area. We do not believe that we have engaged in any unfair or deceptive trade practice. The letter indicated that the FTC staff was interested in meeting with us to learn more about our plans and that the FTC intended to request information and documents from us as its inquiry continues. Regulatory engagements can be lengthy and unpredictable. Any regulatory engagement may cause us to incur substantial costs, and it is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
If any of these risks occurs, our business, results of operations, financial condition, and prospects could be adversely affected.
Risks Related to Financial and Accounting Matters
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Revenues generated are generally billed in U.S. dollars while expenses incurred by our international subsidiaries and activities are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of any applicable transactions in non-local currencies. To date, we have not engaged in currency hedging activities to limit the risk of exchange rate fluctuations and, as a result, our results of operations and financial condition could be adversely affected by such fluctuations.
Changes in tax laws or tax rulings could adversely affect our effective tax rates, results of operations, and financial condition.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge will continue to increase as we expand our operations globally. Changes in tax laws, issuance of new tax rulings, or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes, which in turn could adversely affect our results of operations and financial condition. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average annual adjusted financial statement income over a three-tax-year period in excess of $1 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022.
In addition, many countries in the EU, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. In particular, over the past several years, the Organisation for Economic Co-operation and Development (“OECD”) has been working on a base erosion and profit shifting (“BEPS”) project. As part of the OECD’s BEPS project, over 140 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%. The Council of the European Union has approved its directive to implement rules regarding such a 15% global minimum tax rate, and other jurisdictions have already enacted taxes that target technology companies. We are unable to predict what changes to the tax laws of the United States and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any of these or similar developments or changes to tax laws or rulings could adversely affect our effective tax rate and our results of operations and financial condition.
We may have exposure to greater than anticipated tax liabilities.
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. We are subject to taxation in several non-U.S. jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The number of jurisdictions where we are subject to tax will increase as we expand our global operations. The amount of taxes paid in these jurisdictions could substantially change as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedent, which could have an adverse impact on our liquidity and results of operations. The relevant taxing authorities in a jurisdiction may disagree with our determinations regarding the income and expense attributable to that jurisdiction. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time or ongoing tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our business.
Our existing corporate structure has been implemented in a manner that we believe is in compliance with current prevailing tax laws, and our transfer pricing policies account for the functions, risks, and assets of the various entities involved in our intercompany transactions. The taxing authorities for the jurisdictions in which we operate may, however, challenge our methodologies for valuing intercompany arrangements, which could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations. Moreover, changes to our corporate structure, including increased headcount and expanded functions outside of the United States, could impact our worldwide effective tax rate and adversely affect our financial condition and results of operations. Significant judgment is required in evaluating our tax positions and our worldwide provisions for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our business, with some changes possibly affecting our tax obligations in future or past years.
Our ability to use net operating loss carryforwards and other tax attributes may be limited due to certain provisions of the Internal Revenue Code or state tax law.
We have incurred substantial losses during our history and may never achieve profitability. Under the Tax Cuts and Jobs Act, federal net operating loss carryforwards (“NOLs”) we generated in tax years through December 31, 2017, may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually.
As of December 31, 2023, we had U.S. federal NOL carryforwards of approximately $216.7 million and state NOL carryforwards of approximately $177.1 million available to offset future taxable income. Our state NOL carryforwards will begin to expire in 2026 if not utilized. Our federal NOL carryforwards can be carried forward indefinitely, with utilization limited to 80% of our taxable income. Realization of these NOL carryforwards depends on future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could adversely affect our results of operations.
Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our business, results of operations, financial condition, and prospects.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, and the listing rules of the New York Stock Exchange (“NYSE”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, new internal processes and procedures, and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience deficiencies in our controls.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of controls and we may discover deficiencies. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could adversely affect our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely cause the market price of our Class A common stock to decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the year ending December 31, 2025.
As a public company, and particularly after we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our business, results of operations, financial condition, and prospects, and could cause the market price of our Class A common stock to decline.
Our revolving credit facility contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the credit facility, our operations may be interrupted and our business, results of operations, financial condition, and prospects could be adversely affected.
In October 2021, we entered into a five-year, $750.0 million revolving credit facility by and among us and certain lenders to fund working capital and general corporate purpose expenditures. The revolving credit facility, as amended, contains customary conditions to borrowing, events of default, and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our capital stock or the capital stock of our subsidiaries, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum amount of liquidity. The obligations under the revolving credit facility are secured by liens on substantially all of our assets, including intellectual property assets.
Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants could result in a default under the credit facility. Such a default could permit lenders to accelerate the maturity of outstanding amounts under our credit facility, if any, which in turn could result in material adverse consequences that negatively impact our business, the market price for our Class A common stock, and our ability to obtain other financing in the future. In addition, our credit facility’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of us and stockholders.

We might require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new products or services, enhance our existing products or services, enhance our operating infrastructure, expand internationally, and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, the incurrence of indebtedness would increase our fixed obligations, and include covenants or other restrictions that would impede our ability to manage our operations. Further, if additional financing is needed, we may not be able to obtain additional financing on terms favorable to us, or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges and opportunities.
Our results of operations could be adversely affected by changes in financial accounting standards or by the application of existing or future accounting standards to our business as it evolves.
Our reported results of operations are impacted by the accounting standards promulgated by the SEC and accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. A change in accounting standards could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. The frequency of accounting standards changes could accelerate, including conversion to unified international accounting standards. Accounting standards affecting revenue recognition have affected, and could further significantly affect, the way we account for revenue. Any future changes to accounting standards may cause our results of operations to fluctuate.
As we enhance, expand, and diversify our business, products, and services, the application of existing or future financial accounting standards could adversely affect our results of operations or financial condition.
Future acquisitions and investments could disrupt our business and harm our business, results of operations, financial condition, and prospects.
Our success will depend, in part, on our ability to expand our products and services, and grow our business in response to changing technologies, Redditor and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
•diversion of management time and focus;
•coordination of research and development and sales and marketing functions;
•retention of key employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company;
•integration of the acquired company’s accounting, management information, human resources, and other administrative systems and processes;
•liability for activities of the acquired company before the acquisition, including claims of intellectual property infringement, misappropriation, or other violation, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with acquisitions could cause us to fail to realize the anticipated benefits of these acquisitions, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses, or the impairment of goodwill, any of which could harm our business, results of operations, financial condition, and prospects.

We hold cryptocurrencies and experiment with blockchain technology, which may subject us to exchange risk and additional tax, legal, and regulatory requirements.
We invested some of our excess cash reserves in Bitcoin and Ether and also acquired Ether and Matic as a form of payment for sales of certain virtual goods, which we may continue to do in the future. Ether and Matic received from the sales of virtual goods was not material for the year ended December 31, 2023 or the three months ended March 31, 2024. We also acquired and hold digital assets that are cryptocurrencies for use by our product and engineering teams, which is limited to specific uses. The prices of cryptocurrencies such as Bitcoin, Ether, and Matic have been and may continue to be highly volatile, and our ability to sell cryptocurrencies for fiat currencies or other cryptocurrencies may be subject to unanticipated suspensions in trading, as well as exchange rate risk, which we may choose not to (or may be unable to) partially or fully hedge against. As of March 31, 2024, we did not hold digital assets other than Bitcoin and Ether for treasury purposes, and our investment policy requires approval by our board of directors for any investments in cryptocurrencies. Our investments in cryptocurrencies for treasury purposes are limited to Bitcoin, Ether, and any other cryptocurrency that the SEC, Commodities Futures Trading Commission, or high-ranking members of the staff of such regulatory bodies may, through public statements or guidance, identify as likely not being a security. Such determinations, however, are risk-based judgments made by us, and while such judgments are informed by regulatory developments, any such determination does not constitute a legal standard or determination binding on any regulatory body.
Cryptocurrencies have no physical form and rely on blockchain and other technologies for their creation, existence, and transactional validation on their respective blockchains. This reliance subjects cryptocurrencies, cryptocurrency exchanges, and other blockchain intermediaries to unique risks related to cybersecurity, malicious attack, and technological obsolescence. While we believe we have taken reasonable measures to secure our cryptocurrencies and blockchain technology, these risks, in addition to human errors and computer malfunctions, may result in the loss or destruction of private keys needed to access the cryptocurrencies we hold and blockchain technology we control. In which case, we may lose part or all of the cryptocurrencies we hold and blockchain technology we control, and our financial condition and results of operations may be harmed.
In addition, cryptocurrencies are currently accounted for as indefinite-lived intangible assets under generally accepted accounting principles in the United States, which means we will recognize decreases in the value of the cryptocurrencies we hold as impairments, but will not recognize any increases in their value until we have sold them. This accounting treatment may adversely affect our operating results in periods where we have recognized an impairment. The Financial Accounting Standards Board issued new guidance in December 2023 related to the accounting for cryptocurrencies that requires them to be recognized at their fair value instead of at their cost basis. This guidance goes into effect for all entities for fiscal years beginning after December 15, 2024, and early adoption is permitted. We intend to adopt this new accounting standard in 2025. In adopting it, we will need to adjust our accounting treatment of the cryptocurrencies we hold and may require adjustment of how we acquire them as well. In addition, there is also no guarantee that the accounting treatment or tax treatment of cryptocurrencies will remain the same in the future. If the accounting or tax treatment of cryptocurrencies changes, then we may have to further adjust our accounting or tax treatment of the cryptocurrencies we hold and how we acquire them in the future.
While we believe cryptocurrencies and blockchain technology have significant potential, the popularity and prevalence of cryptocurrencies is a relatively recent trend, and whether cryptocurrencies and blockchain technology will continue to be adopted by consumers and businesses in the long term is uncertain. There has been increased focus on the use of cryptocurrencies for improper, illegal, or fraudulent activities associated with various cryptocurrency projects, and the environmental risks posed by cryptocurrencies and blockchain technology. Many cryptocurrencies are distributed without an identifiable centralized issuer or governing body, and their legal and regulatory status in various jurisdictions is unclear and may change in the future. New legislation and regulations, law enforcement and regulatory interventions, and judicial decisions may adversely affect cryptocurrencies, blockchain technology, and future adoption of both by consumers and businesses. Developments of this nature may also adversely affect the value of cryptocurrencies we hold, blockchain technology we control, and our ability to buy, sell, accept, and use cryptocurrencies and blockchain technology in the future.

Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline significantly or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations.
The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in Redditor growth, retention, and engagement, revenue, or other results of operations;
•variations between our actual results of operations and the expectations of securities analysts, investors, and the financial community;
•whether we provide provide annual financial guidance or projections;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information, or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•any significant changes in our management or board of directors;
•investors’ or analysts’ views of our stock structure and the significant voting control of certain of our stockholders;
•additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including the sale of shares to satisfy RSU-related tax obligations or if existing stockholders sell shares into the market;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•announcements by us or estimates by third parties of actual or anticipated changes in the size of our DAUq or related level of engagement;
•changes in operating performance and stock market valuations of technology companies in our industry, including our competitors;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•litigation threatened or filed against us, companies in our industry or both, or investigations by regulators into our operations or those of our competitors;
•the extent to which retail and other individual investors (as distinguished from institutional investors) invest in our Class A common stock, which may result in increased volatility;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Moreover, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business.

Interest in our Class A common stock from retail and other individual investors, for reasons unrelated to our underlying business or macroeconomic or industry fundamentals, could result in increased volatility in the market price of our Class A common stock.
In 2021, the market prices and trading volumes of certain securities, such as GameStop Corp., AMC Entertainment Holdings, Inc., and other “meme” stocks, experienced extreme volatility. The rapid and substantial increases or decreases in the market prices of “meme” stocks may be unrelated to the respective issuer’s operating performance or macroeconomic or industry fundamentals, and the substantial increases may be significantly inconsistent with the risks and uncertainties that the issuer faces. This volatility has been attributed, in part, to strong and atypical retail investor interest, including as may be expressed on financial trading and other social media sites and online forums such as r/ wallstreetbets, one of our subreddits. Given the broad awareness and brand recognition of Reddit, including as a result of the popularity of r/ wallstreetbets among retail investors, and the direct access by retail investors to broadly available trading platforms, the market price and trading volume of our Class A common stock could experience extreme volatility for reasons unrelated to our underlying business or macroeconomic or industry fundamentals, which could cause you to lose all or part of your investment.
The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the NYSE, including our directors, executive officers, and 5% stockholders, and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any major corporate transaction requiring stockholder approval, including change of control transactions.
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our board of directors, entered into a voting agreement with each of (i) Advance and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. As of March 31, 2024, Advance held approximately 34%, and Tencent Cloud Europe B.V. and Jojoba Investment Limited collectively held approximately 9%, of the voting power of our outstanding Class A and Class B common stock. Pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interests as one of our stockholders.
Future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, as set forth in our amended and restated certificate of incorporation, including transfers to family members, certain trusts for estate planning purposes, entities under common control with or controlled by such holder of our Class B common stock, and, with respect to Advance, any Advance Entity (as such term is defined in our amended and restated certificate of incorporation). The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock. In addition, the conversion of Class B common stock to Class A common stock would dilute holders of Class A common stock, in terms of voting power within the Class A common stock. Any future issuances of common stock would also be dilutive to holders of Class A common stock. For example, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to hold significant voting control over most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions.

Our amended and restated certificate of incorporation and the governance agreement that we entered into with our principal stockholder grant our principal stockholder certain rights with respect to the control and management of our business, which may prevent us from taking actions that may be beneficial to us and our other stockholders.
In connection with our initial public offering, we entered into a governance agreement with Advance, our principal stockholder, and Mr. Huffman, our Chief Executive Officer and President and a member of our board of directors (the “Governance Agreement”). Pursuant to our amended and restated certificate of incorporation and the Governance Agreement, Advance has the right to designate two directors and one nonvoting board observer, and any increase in the size of our board of directors that would cause our board of directors to consist of more than ten members is subject to Advance’s prior written approval. Subject to certain limitations set forth in our amended and restated certificate of incorporation, we also require Advance’s prior written approval or consent to, among other things:
•establish any new class of securities or issue securities which, in the aggregate, represent more than 10% of the voting power of the securities beneficially owned by Advance and certain of its affiliates as of the completion of our initial public offering;
•amend our amended and restated certificate of incorporation or amended and restated bylaws, if such amendment would adversely affect Advance’s rights thereunder;
•effect or consummate a change of control transaction or any other merger, consolidation, business combination, sale, or acquisition that changes the rights or preferences of our security holders;
•effect the liquidation, dissolution, or winding up of our business operations;
•terminate, reduce, or enlarge the responsibilities of, or elect, appoint, or remove, our Chief Executive Officer; or
•submit to our stockholders any proposal to effect the conversion of all then-outstanding shares of our Class C common stock into an equivalent number of fully paid and non-assessable shares of Class A common stock, as set forth in our amended and restated certificate of incorporation or otherwise.
The Governance Agreement will terminate upon the first to occur of (i) such date that Advance and certain of its affiliates cease to, in the aggregate, beneficially own at least 5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock, (ii) the date when (x) Advance and certain of its affiliates cease to, in the aggregate, beneficially own at least 50% of the number of outstanding securities held by Advance as of the completion of our initial public offering and (y) the then-outstanding shares of Class B common stock, in the aggregate, represent less than 7.5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock, or (iii) the date that either we or Advance experience a change of control. Following the termination of the Governance Agreement, the approval, control, and board and committee designation rights granted to Advance pursuant to our amended and restated certificate of incorporation will no longer be exercisable.
Accordingly, for so long as the Governance Agreement remains effective in accordance with its terms, Advance will have significant influence with respect to our management, business plans, and policies. In particular, Advance may be able to cause or prevent a change in the composition of our board of directors, the appointment, the scope of duties of, or termination of our Chief Executive Officer, or a change of control of our company. Additionally, the consent of Advance and Mr. Huffman, for so long as he remains Chief Executive Officer, will be required to elect the chairperson of our board of directors. These restrictions could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
A substantial portion of the outstanding shares of our common stock after our initial public offering are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares of our common stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of March 31, 2024, we had 44,286,735 shares of Class A common stock outstanding, 119,059,756 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
As of immediately following the closing of our initial public offering in March 2024, stockholders owning an aggregate of 107,123,949 shares of our common stock are entitled, under our amended and restated investors’ rights agreement, to certain rights with respect to the registration of the Class A common stock issuable upon conversion of such shares under the Securities Act. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, we had 25,773,215 options outstanding that, if fully exercised, would result in the issuance of 19,355,141 shares of Class A common stock and 6,418,074 shares of Class B common stock, as well as 14,758,638 shares of Class A common stock and 1,372,694 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we intend to file one or more registration statements on Form S-8 covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares in the public market without restriction under the Securities Act.
We and all of our directors and executive officers, the selling stockholders, and certain other record holders that together represent approximately 82% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, calculated as of immediately prior to our initial public offering, are subject to lock-up agreements with the underwriters of our initial public offering agreeing that, subject to certain exceptions, without the prior written consent of Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC, on behalf of the underwriters, we and they will not, in accordance with the terms of such agreements during the period ending on the opening of trading on the earlier of (i) the third trading day immediately following our public release of earnings for the quarter ending June 30, 2024 and (ii) 180 days after the date of our Prospectus (such period, the “Lock-up Period”):
(1)offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, lend, make any short sale, or otherwise transfer or dispose of, directly or indirectly, any shares of our Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock;
(2)enter into any swap, hedging transaction, or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our Class A common stock, whether any such transaction described above is to be settled by delivery of our Class A common stock or such other securities, in cash or otherwise;
(3)publicly disclose the intention to take any of the actions restricted by clause (1) or (2) above; or
(4)make any demand for, or exercise any right with respect to, the registration of any shares of our Class A common stock or any security convertible into or exercisable or exchangeable for our Class A common stock.
Furthermore, (i) an additional approximately 1% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, as calculated immediately prior to our initial public offering, are subject to the market standoff provisions in our amended and restated investors’ rights agreement, pursuant to which such holders agreed to not lend, offer, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of our Class A common stock or any securities convertible into or exercisable or exchangeable for our Class A common stock, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such Class A common stock during the Lock-up Period and (ii) an additional approximately 17% of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock, as calculated immediately prior to our initial public offering, are subject to restrictions contained in market standoff agreements with us that include restrictions on the sale, transfer, or other disposition of shares during the Lock-up Period.
As a result of the foregoing, substantially all of our outstanding Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock are subject to a lock-up agreement or market standoff provisions during the Lock-up Period. We have agreed to enforce all such market standoff restrictions on behalf of the underwriters and not to amend or waive any such market standoff provisions during the Lock-up Period without the prior consent of Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC, on behalf of the underwriters, provided that we may release shares from such restrictions to the extent such shares would be entitled to release under the form of lock-up agreement with the underwriters signed by our directors and executive officers, the selling stockholders, and certain other record holders of our securities as described herein.

In addition, pursuant to certain exceptions to the lock-up agreements and market standoff agreements, certain shares of our Class A common stock will be eligible for sale in the open market during the Lock-up Period in sell-to-cover transactions in order to satisfy tax withholding obligations in connection with the settlement of RSUs and PRSUs for shares of our Class A and Class B common stock (in the case of RSUs and PRSUs covering shares of our Class B common stock, a portion will be converted to shares of our Class A common stock that will be eligible for sale in the open market in connection with such tax withholding obligations) as follows:

Date First Available for Sale Into the Market	Number of RSUs or PRSUs for Shares of Our Class A Common Stock Eligible to Vest	Number of RSUs or PRSUs for Shares of Our Class B Common Stock Eligible to Vest	Approximate Number of Shares of Our Class A Common Stock to be Sold in Sell-to-Cover Transactions(1)
May 20, 2024 (representing a quarterly vesting of service-based RSUs)	1,993,641	37,382	964,736
Any time subject to the achievement of certain performance-related conditions	21,578	—	10,250
________________
(1)Assumes a 47.5% tax rate and, where applicable, the conversion of a portion of shares of Class B common stock to shares of Class A common stock to be sold to cover such tax withholding obligations.
The dates and numbers in the above table are estimates. We expect the settlement of the May 20, 2024 quarterly vesting event to extend over a multi-day period based on trading volumes. In addition, the exact number of shares of our Class A common stock eligible for sale in the open market in connection with such tax withholding obligations may differ based on our stockholders’ personal tax rates.
Upon the expiration of the Lock-up Period, substantially all of the securities subject to such lock-up and market standoff restrictions will become eligible for sale, subject to compliance with applicable securities laws. Furthermore, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC, on behalf of the underwriters, may waive the lock-up agreements and market standoff agreements in whole or in part at any time.
The forms and specific restrictive provisions within these market standoff provisions vary between security holders. For example, some of these market standoff agreements do not specifically restrict hedging transactions and others may be subject to different interpretations between us and security holders as to whether they restrict hedging. Sales, short sales, or hedging transactions involving our equity securities, whether before or after our initial public offering and whether or not we believe them to be prohibited, could adversely affect the market price of our Class A common stock.
Record holders of our securities are typically the parties to the lock-up agreements and to the market standoff agreements referred to above, while holders of beneficial interests in our shares who are not also record holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not record holders and are not bound by market standoff or lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact the market price of our Class A common stock.
Sales of our shares of Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
The multi-class structure of our common stock may adversely affect the trading market for our Class A common stock.
Certain stock index providers have excluded companies with multiple classes of shares of common stock from being added to certain stock indices. Accordingly, the multi-class structure of our common stock would make us ineligible for inclusion in indices with such restrictions and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock.
In addition, several stockholder advisory firms and large institutional investors have been critical of the use of multi-class structures. Such stockholder advisory firms may publish negative commentary about our corporate governance practices or our capital structure, which may dissuade large institutional investors from purchasing shares of our Class A common stock.

These actions could make our Class A common stock less attractive to other investors and may result in a less active trading market for our Class A common stock.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of:
•the last day of the fiscal year during which our total annual revenue equals or exceeds $1.235 billion (subject to adjustment for inflation);
•the last day of the fiscal year following the fifth anniversary of our initial public offering;
•the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
•the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.
As a result of our “emerging growth company status,” we may take advantage of exemptions from various reporting requirements that would otherwise be applicable to public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Investors may find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be adversely affected and more volatile.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, the trading volume and market price of our Class A common stock could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding the market price of our Class A common stock, the market price of our Class A common stock may decline. In addition, the market prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or exceed, the financial guidance publicly announced by such companies or the expectations of analysts. If our financial results fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause the trading volume or market price of our Class A common stock to decline.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the market price of our Class A common stock.
We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our revolving credit facility. Accordingly, investors must for the foreseeable future rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”) contains, provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. These provisions provide for the following:
•a multi-class structure which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A, Class B, and Class C common stock;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to establish the size of the board of directors and to appoint a director to fill a vacancy, however occurring, including by expanding the board of directors, subject to the rights granted to Advance pursuant to our amended and restated certificate of incorporation;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, subject to the rights granted to Advance pursuant to our amended and restated certificate of incorporation, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval, subject to the rights granted to Advance pursuant to our amended and restated certificate of incorporation;
•a majority or class voting requirement to amend certain provisions in our amended and restated certificate of incorporation and a supermajority or class voting requirement to amend our amended and restated bylaws;
•the requirement that a special meeting of stockholders may be called only by the chairperson of our board of directors (if any), our Chief Executive Officer, our board of directors pursuant to a resolution adopted by a majority of our board of directors, or, if at such time the holders of shares of our Class B common stock beneficially own, in the aggregate, at least 30% of the voting power of all of the then-outstanding shares of our capital stock, our Secretary, following his or her receipt of one or more written demands to call a special meeting from stockholders of record as of the applicable record date who hold, in the aggregate, at least 30% of the voting power of all of the then-outstanding shares of our capital stock;
•at any time when the holders of our Class B common stock hold less than 30% of the voting power of all of the then-outstanding shares of our capital stock, the requirement that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us; and
•the limitation of liability of, and provision of indemnification to, our directors and officers.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
In addition, we have opted out of Section 203 of the Delaware General Corporation Law, but our amended and restated certificate of incorporation provides that the restrictions contained in Section 203 will apply to us immediately following the time at which all of the following conditions exist (if ever): (i) Section 203 by its terms would, but for the provisions of our amended and restated certificate of incorporation, apply to us; (ii) Advance and its affiliates and associates beneficially own less than 15% of the voting power of the then-outstanding shares of our common stock, and (iii) the Governance Agreement has terminated in accordance with its terms. Moreover, our amended and restated certificate of incorporation provides that, unless and until these conditions all exist, we will be governed by provisions substantially similar to Section 203. These provisions and Section 203 each prevent some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations with us without the approval of the holders of substantially all of our outstanding common stock; provided, however, that unless and until we are governed by Section 203, Advance and its affiliates and associates will not be prohibited from engaging in such business combinations with us.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or the Delaware General Corporation Law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by the Delaware General Corporation Law.
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers, provide that:
•we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. The Delaware General Corporation Law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
While we have obtained directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed. Additionally, given the significant increase in the costs of directors’ and officers’ insurance policies recently, we may subsequently decide to select lower overall policy limits or forgo insurance altogether that we would otherwise rely upon to cover applicable defense costs, settlements and damages awards.
Our amended and restated certificate of incorporation and amended and restated bylaws provide, for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States is the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
Our amended and restated certificate of incorporation and amended and restated bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim for, or based on, a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents, or stockholders to us or our stockholders including, without limitation, a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents, or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or bylaws, our amended and restated certificate of incorporation or amended and restated bylaws, or as to which the Delaware General Corporation Law confers jurisdiction on the Court of

Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States is, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, although there is uncertainty as to whether a court would enforce this provision; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims solely under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents, or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents, or stockholders and result in increased costs for investors to bring such a claim. We believe these provisions may benefit us by providing increased consistency in the application of the Delaware General Corporation Law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, results of operations, financial condition, and prospects.
Any future issuance of Class C common stock may have the effect of further concentrating voting control in our Class B common stock and may discourage potential acquisitions of our business and could have an adverse effect on the market price of our Class A common stock.
Under our amended and restated certificate of incorporation, we are authorized to issue up to 100,000,000 shares of Class C common stock. Any future issuance of Class C common stock may have the effect of further concentrating voting control in our Class B common stock and may discourage potential acquisitions of our business and could have an adverse effect on the market price of our Class A common stock. Although we have no current plans to issue any shares of Class C common stock, we may in the future issue shares of Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, and equity incentives to our employees, consultants, and directors. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our board of directors without stockholder approval, except as may be required by the listing rules of the NYSE. Because the Class C common stock carries no voting rights (except as otherwise required by law), is not convertible into any other capital stock, and is not listed for trading on an exchange or registered for sale with the SEC, shares of Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of our Class A common stock, although we may seek to list the Class C common stock for trading and register shares of Class C common stock for sale in the future. In addition, because the Class C common stock carries no voting rights (except as otherwise required by law), if we issue shares of Class C common stock in the future, the holders of our Class B common stock may be able to hold significant voting control over most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued our Class A common stock rather than Class C common stock in such transactions. In addition, subject to the approval rights granted to Advance pursuant to our amended and restated certificate of incorporation, following the date on which no shares of our Class B common stock remain outstanding, upon the date and time or occurrence of an event specified by the vote of holders of a majority of the then-outstanding shares of our Class A common stock, each share of Class C common stock shall automatically convert into one share of our Class A common stock. If we issue shares of Class C common stock in the future, such issuances would have a dilutive effect on the economic interests of our Class A and Class B common stock. Any such issuance of Class C common stock could also cause the market price of our Class A common stock to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities.
Plan-Related Issuances
During the three months ended March 31, 2024, we granted to our officers and employees an aggregate of 1,636,151 RSUs to be settled in shares of our Class A common stock under the 2017 Plan.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, as transactions under compensatory benefits plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of such securities were our directors, officers, and employees and received the securities under our equity incentive plans.
Use of Proceeds
On March 25, 2024, we completed our IPO, in which we issued and sold 18,576,527 shares of Class A common stock, including 3,300,000 shares of Class A common stock pursuant to the underwriters’ exercise in full of their over-allotment option, and excluding 6,723,473 shares of Class A common stock sold in the IPO by certain of our existing stockholders, at a public offering price of $34.00 per share. We received net proceeds of approximately $600.0 million, after deducting underwriting discounts and commissions of $31.6 million, and the selling stockholders received net proceeds of approximately $217.2 million, after deducting underwriting discounts and commissions of $11.4 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-277256), as amended (the “Registration Statement”), declared effective by the SEC on March 20, 2024. Morgan Stanley & Co, LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
We used a portion of the net proceeds from our initial public offering to satisfy tax withholding and remittance obligations related to RSUs that vested in connection with or settled upon our initial public offering. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/25/2024	3.1
3.2	Amended and Restated Bylaws	8-K	3/25/2024	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Class A Common Stock Certificate	S-1/A	3/11/2024	4.2
4.3	Form of Class B Common Stock Certificate	S-8	3/21/2024	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated September 1, 2021, by and among the Registrant and the investors listed therein	S-1	2/22/2024	10.1
10.1	Governance Agreement, dated as of March 19, 2024, by and among the Registrant, Advance Magazine Publishers, Inc., and Steven Huffman				X
10.2(a)#	2017 Equity Incentive and Grant Plan, as amended	S-1	2/22/2024	10.8(a)
10.2(b)#	Form of Early Exercise Incentive Stock Option Grant Notice and Early Exercise Incentive Stock Option Agreement under the 2017 Equity Incentive and Grant Plan	S-1	2/22/2024	10.8(b)
10.2(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive and Grant Plan	S-1	2/22/2024	10.8(c)
10.3(a)#	2024 Incentive Award Plan	S-8	3/21/2024	99.3
10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Incentive Award Plan	S-1	2/22/2024	10.9(b)
10.3(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Incentive Award Plan	S-1	2/22/2024	10.9(c)
10.4#	Employee Stock Purchase Plan	S-8	3/21/2024	99.4
10.5#	Amended and Restated Non-Employee Director Compensation Program	S-1/A	3/11/2024	10.11
10.6#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers	S-1	2/22/2024	10.12
10.7#	Amended and Restated Employment Offer Letter by and between the Registrant and Steven Huffman	S-1/A	3/11/2024	10.13
10.8#	Amended and Restated Employment Offer Letter by and between the Registrant and Jennifer Wong	S-1/A	3/11/2024	10.14
10.9#	Amended and Restated Employment Offer Letter by and between the Registrant and Andrew Vollero	S-1/A	3/11/2024	10.15
10.10#	Amended and Restated Change in Control and Severance Agreement by and between the Registrant and Steven Huffman	S-1/A	3/11/2024	10.16
10.11#	Change in Control and Severance Agreement by and between the Registrant and Jennifer Wong	S-1/A	3/11/2024	10.17
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Voting Agreement, dated as of March 19, 2024, by and between Advance Magazine Publishers Inc. and Steven Huffman				X

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed Herewith
99.2	Voting Agreement, dated as of March 19, 2024, by and between the Registrant, Tencent Cloud Europe B.V., Jojoba Investment Limited, and the Proxyholder (as defined therein)		X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document		X
101.SCH	Inline XBRL Taxonomy Extension Schema Document		X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document)		X
________________
#      Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDIT, INC.

Dated: May 7, 2024	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)