Form 10-Q
period 2024-06-30
Reddit, Inc.
filed 2024-08-07
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2024, the registrant had outstanding 94,955,524 shares of Class A common stock and 70,920,530 shares of Class B common stock, each with a par value of $0.0001.

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

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$467,952	$401,176
Marketable securities	1,231,099	811,946
Accounts receivable, net	240,093	245,279
Prepaid expenses and other current assets	41,599	21,286
Total current assets	1,980,743	1,479,687
Property and equipment, net	14,168	14,946
Operating lease right-of-use assets, net	25,107	24,008
Intangible assets, net	27,772	32,147
Goodwill	26,299	26,299
Other noncurrent assets	2,273	19,380
Total assets	$2,076,362	$1,596,467
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$64,329	$46,514
Operating lease liabilities	5,368	3,707
Accrued expenses and other current liabilities	89,818	83,349
Total current liabilities	159,515	133,570
Operating lease liabilities, noncurrent	22,757	22,040
Other noncurrent liabilities	255	287
Total liabilities	182,527	155,897
Commitments and contingencies (Note 9)
Convertible preferred stock, par value $0.0001 per share; no and 86,864,781 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no and 73,021,449 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $1,847,993 as of June 30, 2024 and December 31, 2023, respectively	—	1,853,492
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000,000 and no shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 and 189,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 62,479,462 and 7,099,700 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	—
Class B common stock, par value $0.0001 per share; 140,000,000 and 142,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 103,154,629 and 53,904,204 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	11	6
Class C common stock, par value $0.0001 per share; 100,000,000 and no shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	3,196,549	302,820
Accumulated other comprehensive income (loss)	(1,004)	814
Accumulated deficit	(1,301,727)	(716,562)
Total stockholders’ equity (deficit)	1,893,835	(412,922)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,076,362	$1,596,467
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$281,184	$183,031	$524,147	$346,771
Costs and expenses:
Cost of revenue	29,501	28,836	57,117	55,699
Research and development	142,777	109,726	579,807	218,493
Sales and marketing	71,458	59,225	195,553	117,136
General and administrative	68,487	38,233	311,964	79,034
Total costs and expenses	312,223	236,020	1,144,441	470,362
Income (loss) from operations	(31,039)	(52,989)	(620,294)	(123,591)
Other income (expense), net	20,724	13,306	35,278	24,030
Income (loss) before income taxes	(10,315)	(39,683)	(585,016)	(99,561)
Income tax expense (benefit)	(216)	1,426	149	2,414
Net income (loss)	$(10,099)	$(41,109)	$(585,165)	$(101,975)
Net income (loss) per share attributable to Class A and Class B common stock, basic and diluted (Note 4)	$(0.06)	$(0.70)	$(4.99)	$(1.75)
Weighted-average shares of Class A and Class B common stock used to compute net income (loss) per share attributable to common stockholders, basic and diluted	164,382,736	58,508,158	117,311,614	58,312,538
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(10,099)	$(41,109)	$(585,165)	$(101,975)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on marketable securities	(528)	(508)	(1,800)	1,987
Change in foreign currency translation adjustment	(4)	—	(18)	—
Net comprehensive income (loss)	$(10,631)	$(41,617)	$(586,983)	$(99,988)
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three months ended June 30, 2023
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	73,021,449	1,853,492	6,715,036	—	51,434,037	6	259,980	(1,297)	(686,604)	(427,915)
Issuance of common stock upon exercise of stock options, net	—	—	98,382	—	60,914	—	828	—	—	828
Stock-based compensation expense	—	—	—	—	—	—	10,103	—	—	10,103
Vesting of early exercised stock options	—	—	—	—	—	—	175	—	—	175
Net income (loss)	—	—	—	—	—	—	—	—	(41,109)	(41,109)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(508)	—	(508)
Balance as of June 30, 2023	73,021,449	1,853,492	6,813,418	—	51,494,951	6	271,086	(1,805)	(727,713)	(458,426)

	Three months ended June 30, 2024
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	—	—	44,286,735	4	119,059,756	12	3,130,384	(472)	(1,291,628)	1,838,300
Issuance of common stock upon exercise of stock options, net	—	—	252,962	—	7,700	—	1,843	—	—	1,843
Issuance of common stock upon settlement of restricted stock units, net	—	—	1,989,556	—	37,382	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	15,950,209	2	(15,950,209)	(2)	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	—	—	—	—	1	1	—	—	2
Stock-based compensation expense	—	—	—	—	—	—	64,266	—	—	64,266
Vesting of early exercised stock options	—	—	—	—	—	—	55	—	—	55
Net income (loss)	—	—	—	—	—	—	—	—	(10,099)	(10,099)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(532)	—	(532)
Balance as of June 30, 2024	—	—	62,479,462	6	103,154,629	11	3,196,549	(1,004)	(1,301,727)	1,893,835

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Six months ended June 30, 2023
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	73,021,449	$1,853,492	6,381,936	$—	51,410,111	$6	$250,460	$(3,792)	$(625,738)	$(379,064)
Issuance of common stock upon exercise of stock options, net	—	—	209,870	—	84,840	—	1,791	—	—	1,791
Issuance of common stock upon settlement of restricted stock units, net	—	—	221,612	—	—	—	(4,229)	—	—	(4,229)
Stock-based compensation expense	—	—	—	—	—	—	22,583	—	—	22,583
Vesting of early exercised stock options	—	—	—	—	—	—	481	—	—	481
Net income (loss)	—	—	—	—	—	—	—	—	(101,975)	(101,975)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	1,987	—	1,987
Balance as of June 30, 2023	73,021,449	$1,853,492	6,813,418	$—	51,494,951	$6	$271,086	$(1,805)	$(727,713)	$(458,426)

	Six months ended June 30, 2024
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	73,021,449	$1,853,492	7,099,700	$—	53,904,204	$6	$302,820	$814	$(716,562)	$(412,922)
Issuance of common stock upon exercise of stock options, net	—	—	3,394,138	—	813,648	—	24,932	—	—	24,932
Issuance of common stock upon settlement of restricted stock units, net	—	—	8,162,928	1	661,497	—	(202,853)	—	—	(202,852)
Conversion of Class B common stock to Class A common stock	—	—	20,142,152	2	(20,142,152)	(2)	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(73,021,449)	(1,853,492)	5,104,017	1	67,917,432	7	1,853,486	—	—	1,853,494
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	18,576,527	2	—	—	576,266	—	—	576,268
Stock-based compensation expense	—	—	—	—	—	—	641,774	—	—	641,774
Vesting of early exercised stock options	—	—	—	—	—	—	124	—	—	124
Net income (loss)	—	—	—	—	—	—	—	—	(585,165)	(585,165)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(1,818)	—	(1,818)
Balance as of June 30, 2024	—	$—	62,479,462	$6	103,154,629	$11	$3,196,549	$(1,004)	$(1,301,727)	$1,893,835
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash flows from operating activities
Net income (loss)	$(10,099)	$(41,109)	$(585,165)	$(101,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,770	3,321	7,513	6,659
Non-cash operating lease cost	1,335	3,415	2,588	6,684
Amortization of premium (accretion of discount) on marketable securities, net	(11,362)	(6,150)	(19,491)	(11,282)
Stock-based compensation expense	64,266	10,103	641,774	22,583
Other adjustments	141	150	626	166
Changes in operating assets and liabilities:
Accounts receivable	(24,793)	(8,833)	5,194	24,913
Prepaid expenses and other assets	(6,270)	1,840	(20,182)	828
Operating lease right-of-use assets and liabilities	(780)	(2,211)	(1,310)	(3,082)
Accounts payable	18,220	(6,323)	16,042	383
Accrued expenses and other liabilities	(6,043)	(8,256)	12,860	4,145
Net cash provided by (used in) operating activities	$28,385	$(54,053)	$60,449	$(49,978)
Cash flows from investing activities
Purchases of property and equipment	(1,202)	(830)	(4,053)	(1,186)
Purchases of marketable securities	(861,827)	(351,366)	(997,512)	(614,212)
Maturities of marketable securities	343,404	319,512	596,059	634,877
Proceeds from sale of marketable securities	—	749	—	37,538
Other investing activities	(12)	42	(27)	112
Net cash provided by (used in) investing activities	$(519,637)	$(31,893)	$(405,533)	$57,129
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	—	—	600,022	—
Proceeds from exercise of employee stock options	1,843	830	24,932	1,791
Taxes paid related to net share settlement of restricted stock units	(7,569)	—	(202,306)	(4,229)
Payments of initial public offering costs	(3,585)	(496)	(6,338)	(858)
Other financing activities	—	—	(4,450)	—
Net cash provided by (used in) financing activities	$(9,311)	$334	$411,860	$(3,296)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(500,563)	(85,612)	66,776	3,855
Cash, cash equivalents, and restricted cash at the beginning of the period	968,565	525,327	401,226	435,860
Cash, cash equivalents, and restricted cash at the end of the period	$468,002	$439,715	$468,002	$439,715
Cash and cash equivalents	467,952	439,665	467,952	439,665
Restricted cash	50	50	50	50
Total cash, cash equivalents, and restricted cash	$468,002	$439,715	$468,002	$439,715
Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,561	$565	$2,725	$852
Supplemental disclosure of noncash financing and investing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$1,853,492	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$—	$23,754	$—
Operating lease right-of-use assets recognized in exchange for lease liabilities	$3,687	$—	$3,687	$12,014
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
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation of Unaudited Interim Financial Information
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial information. Our consolidated financial statements include the accounts of Reddit, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. Accordingly, the unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our final prospectus, dated March 20, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 21, 2024 (the “Prospectus”) in connection with our initial public offering (“IPO”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in our opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.
Other than described below, there have been no changes to our significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in our audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus that have had a material impact on our consolidated financial statements and accompanying notes.
Initial Public Offering
On March 20, 2024, our IPO was declared effective and our Class A common stock began trading on the New York Stock Exchange on March 21, 2024. On March 25, 2024, we completed our IPO in which we issued and sold 18,576,527 shares of Class A common stock, including 3,300,000 shares of Class A common stock pursuant to the underwriters’ exercise in full of their over-allotment option, and excluding 6,723,473 shares of Class A common stock sold in the IPO by certain of our existing stockholders, at a public offering price of $34.00 per share. We received net proceeds of $600.0 million after deducting underwriting discounts and commissions of $31.6 million. In connection with the closing of the IPO, all shares of our then-outstanding convertible preferred stock other than Series F-1 preferred stock automatically converted into an aggregate of 67,917,432 shares of Class B common stock and all then-outstanding shares of Series F-1 preferred stock automatically converted into 5,104,017 shares of Class A common stock. Following the IPO, we have three classes of authorized common stock — Class A common stock, Class B common stock, and Class C common stock.
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
In connection with our IPO, we amended and restated our certificate of incorporation (“Restated Certificate”) which authorized 2,340,000,000 shares of capital stock, consisting of 2,000,000,000 shares of Class A common stock, 140,000,000

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
shares of Class B common stock, 100,000,000 shares of Class C common stock, and 100,000,000 shares of undesignated preferred stock.
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
Functional Currency
Generally, the U.S. dollar is the functional currency for our subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange gains and losses were not material for the three and six months ended June 30, 2024 and 2023.
On January 1, 2024, we changed the functional currency of our U.K. subsidiary, Reddit UK Limited, from the U.S. dollar to the British pound. The change in functional currency is due primarily to the increased exposure to the British pound as our future operating cash flows for our U.K. subsidiary are expected to be in British pounds. We translate the financial statements of the U.K. subsidiary to U.S. dollars at exchange rates at the balance sheet date for assets and liabilities and at monthly average exchange rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). The change in the functional currency of Reddit UK Limited was accounted for prospectively from January 1, 2024 and did not have a material impact on our consolidated financial statements.
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
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
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. All disclosure requirements of this standard are required for entities with a single reportable segment. This standard is effective for us in the annual period beginning January 1, 2024 and interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements.
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
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Advertising revenue	$253,125	$179,482	$475,807	$339,562
Other revenue	28,059	3,549	48,340	7,209
Total revenue	$281,184	$183,031	$524,147	$346,771
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
United States	$228,069	$147,372	$427,872	$278,013
Rest of world(1)	53,115	35,659	96,275	68,758
Total revenue	$281,184	$183,031	$524,147	$346,771
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three and six months ended June 30, 2024 and 2023.
Deferred revenue was $9.7 million and $7.4 million as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024 and 2023, revenue recognized from the deferred revenue balance at the beginning of each period was $6.6 million and $6.0 million, respectively.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
As of June 30, 2024, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year is $320.3 million. This amount consists primarily of long-term data licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $58.3 million in the remainder of 2024, $118.2 million in 2025, and the remaining thereafter.
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
In connection with our IPO, our Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, and Series F preferred stock converted on a one-to-one basis into 67,917,432 shares of Class B common stock, and our Series F-1 preferred stock converted on a one-to-one basis into 5,104,017 shares of Class A common stock. These shares are weighted in the denominator of net income (loss) per share for Class A and Class B common stock for the portion of the time outstanding subsequent to our IPO.
The holders of Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock did not have a contractual obligation to share in our losses. As such, our net losses for the three and six months ended June 30, 2023 were not allocated to these participating securities.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stock:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(3,034)	$(7,065)	$(4,952)	$(36,157)	$(151,229)	$(433,936)	$(12,021)	$(89,954)
Denominator:
Basic weighted-average common shares outstanding	49,386,912	114,995,824	7,047,807	51,460,350	30,317,800	86,993,814	6,873,912	51,438,626
Diluted weighted-average common shares outstanding	49,386,912	114,995,824	7,047,807	51,460,350	30,317,800	86,993,814	6,873,912	51,438,626
Basic and diluted income (loss) per share attributable to common stockholders:	$(0.06)	$(0.06)	$(0.70)	$(0.70)	$(4.99)	$(4.99)	$(1.75)	$(1.75)
As of June 30, 2024 and 2023, basic and diluted shares were the same as there were no securities that were dilutive.
The following outstanding potentially dilutive shares, including stock options that have been exercised prior to vesting, were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	June 30, 2024
	Class A	Class B	Consolidated
Stock options	19,090,416	6,410,374	25,500,790
Unvested RSUs & RSAs	12,620,086	1,335,312	13,955,398
	31,710,502	7,745,686	39,456,188

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

	June 30, 2023
	Class A	Class B	Consolidated
Stock options	15,642,899	8,127,519	23,770,418
Unvested RSUs & RSAs	15,928,878	4,475,150	20,404,028
Preferred shares	5,104,017	67,917,432	73,021,449
	36,675,794	80,520,101	117,195,895
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
The following table sets forth our financial assets that are measured at fair value on a recurring basis:

		June 30, 2024
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$352,687	$—	$—	$352,687
Commercial paper	Level 2	33,887	—	(15)	33,872
Marketable securities:
U.S. treasury securities	Level 1	794,614	100	(549)	794,165
U.S. agency bonds	Level 2	89,983	—	(191)	89,792
Non-U.S. government securities	Level 2	4,938	—	(3)	4,935
Corporate bonds	Level 2	135,236	56	(244)	135,048
Commercial paper	Level 2	207,299	2	(142)	207,159
Total		$1,618,644	$158	$(1,144)	$1,617,658

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
Gross unrealized gains (losses) within accumulated other comprehensive income (loss) were immaterial as of June 30, 2024 and December 31, 2023. There were no impairment charges due to credit losses during the three and six months ended June 30, 2024 and 2023.
As of June 30, 2024, the amortized cost of marketable securities with maturities less than one year was $977.3 million. The amortized cost of marketable securities with maturities between one and five years was $254.8 million.
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$20,575	$11,930
Other receivables	14,083	4,695
Interest receivable	4,716	3,071
Other	2,225	1,590
Total prepaid expenses and other current assets	$41,599	$21,286
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Computer equipment, furniture, and fixtures	$15,273	$14,136
Leasehold improvements	7,636	7,597
Construction-in-progress	501	—
Total property and equipment	23,410	21,733
Less: accumulated depreciation	(9,242)	(6,787)
Total property and equipment, net	$14,168	$14,946

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Depreciation expense was $1.6 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $3.1 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation and benefits	$41,551	$37,964
Deferred revenue	9,639	7,250
Accrued expenses	24,612	26,740
Revenue share payable and other	4,561	2,549
Holdback liability from acquisitions	3,544	6,111
Other	5,911	2,735
Total accrued expenses and other current liabilities	$89,818	$83,349
7. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $26.3 million as of December 31, 2023. There was no change in the carrying amount of goodwill during the six months ended June 30, 2024.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	June 30, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$43,160	$17,213	$25,947	3.1
Other intangible assets	600	600	—	—
Total acquired intangible assets	$43,760	$17,813	$25,947

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$43,160	$12,973	$30,187	3.6
Other intangible assets	600	467	133	0.3
Total acquired intangible assets	$43,760	$13,440	$30,320
Amortization expense was $2.2 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and $4.4 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively.
Cryptocurrency
The net carrying value of our cryptocurrencies, which consisted primarily of Bitcoin and Ether, as well as all related cryptocurrency activity, was immaterial for the periods presented.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
8. Debt
Revolving Line of Credit
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of June 30, 2024, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $4.9 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.1 million. The aggregate available balance under the Revolving Credit Facility was $745.1 million as of June 30, 2024.
On May 23, 2023, we amended the terms of the Revolving Credit Facility to replace LIBOR with Term SOFR as the interest rate benchmark. Under the amended terms of the Revolving Credit Facility, borrowings can be either ABR Loans, Term Benchmark Loans, or SONIA Loans. Outstanding ABR Loans bear interest at a rate equal to the greatest of (A) the Prime Rate, (B) the NYFRB Rate plus 0.5%, (C) the Adjusted Term SOFR Rate plus 1.0%, or (D) 1.0% (each as defined in the amended Revolving Credit Facility), in each case plus 0.25%. Outstanding Term Benchmark Loans bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate, or the Adjusted AUD Rate (each as defined in the amended Revolving Credit Facility), as applicable, in each case, plus 1.25%. Outstanding SONIA Loans bear interest at a rate equal to the Adjusted Daily Simple SONIA (as such term is defined in the amended Revolving Credit Facility) plus 1.25%. We are required to pay a quarterly commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the credit facility.
The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of June 30, 2024.
9. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the six months ended June 30, 2024, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus.
Legal Matters and Indemnifications
Please refer to the “Notes to the Consolidated Financial Statements” included in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus for details on legal proceedings and indemnifications. There were no material changes to legal matters or indemnifications during the six months ended June 30, 2024.
10. Stockholders' Equity (Deficit)
Class A, Class B, and Class C Common Stock
We have three classes of authorized common stock — Class A, Class B, and Class C common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock (i) upon any transfer, except for certain permitted transfers set forth in the Restated Certificate, including transfers to family members, certain trusts for estate planning purposes, entities under common control with or controlled by such holder of our Class B common stock, and with respect to Advance Magazine Publishers Inc., or any Advance Entity (as defined in the Restated Certificate), or (ii) upon the first date on which the aggregate number of outstanding shares of Class B common stock ceases to represent at least 7.5% of the aggregate number of then-outstanding shares of our Class A and Class B common stock. Once converted into Class A common stock, the Class B common stock will not be reissued. In connection with our IPO, the Restated

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Certificate became effective, which authorized 100,000,000 shares of Class C common stock. Each holder of Class C common stock is entitled to no votes per share.
Preferred Stock
Immediately prior to the completion of our IPO, all of our then-outstanding shares of convertible preferred stock were automatically converted into 5,104,017 and 67,917,432 shares of our Class A and Class B common stock, respectively.
In connection with our IPO, the Restated Certificate became effective, which authorized 100,000,000 shares of undesignated preferred stock. Our board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Common Stock Reserved for Issuance
In February 2024, our board of directors adopted the 2024 Incentive Award Plan (the “2024 Plan”), which became effective in connection with the IPO. Under the 2024 Plan, 31,747,592 shares of our Class A common stock were reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. The 2024 Plan also includes shares of our Class A common stock that remained available for grant of future awards under our 2017 Equity Incentive and Grant Plan (as amended, the "2017 Plan") at the time the 2024 Plan became effective. Following the effective date of our IPO, the number of shares reserved for issuance under the 2024 Plan will increase by an annual increase on the first day of each fiscal year beginning in 2025 and ending in 2034, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 185,735,952 shares of stock may be issued upon the exercise of incentive stock options.
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	June 30, 2024	December 31, 2023
Outstanding stock options	25,497,896	29,795,909
Outstanding RSUs	13,897,380	27,627,171
Conversion of outstanding convertible preferred stock	—	73,021,449
Remaining shares reserved for future issuances under the 2017 Plan	—	7,919,000
Remaining shares reserved for future issuances under the 2024 Plan	37,669,497	—
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	78,401,978	139,700,734
The remaining shares reserved for future issuance under the 2024 Plan relate to Class A and Class B common stock.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
11. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the six months ended June 30, 2024:

	Service- based RSUs	RSAs	Market and Performance- based RSUs	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2023	25,406,057	87,030	1,393,446	26,886,533	$29.17
Granted	2,112,686	—	—	2,112,686	$37.05
Vested	(13,336,055)	(29,012)	(678,632)	(14,043,699)	$29.91
Canceled/Forfeited	(969,333)	—	(30,789)	(1,000,122)	$28.97
Unvested as of June 30, 2024	13,213,355	58,018	684,025	13,955,398	$29.64
As of June 30, 2024, we had RSUs and RSAs outstanding for 13,955,398 common shares, of which 12,620,086 relate to Class A common stock and 1,335,312 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $233.2 million as of June 30, 2024 and is expected to be recognized over a weighted-average period of 1.62 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity during the six months ended June 30, 2024:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2023	29,795,909	$17.83	6.00	$500,472
Exercised	(4,208,017)	5.92
Canceled/Forfeited	(89,996)	8.62
Balance as of June 30, 2024	25,497,896	$19.83	5.82	$1,162,142
Vested as of June 30, 2024	17,223,892	$8.14	4.11	$964,094
Vested and expected to vest as of June 30, 2024	25,497,896	$19.83	5.82	$1,162,142
As of June 30, 2024 we had outstanding stock options for 25,497,896 common shares, of which 19,087,522 relate to Class A common stock and 6,410,374 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $128.2 million as of June 30, 2024 and is expected to be recognized over a weighted-average period of 4.39 years.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$61	$25	$319	$63
Research and development	29,944	5,690	346,458	13,250
Sales and marketing	6,875	1,389	67,665	3,086
General and administrative	27,386	2,999	227,332	6,184
Stock-based compensation expense	$64,266	$10,103	$641,774	$22,583
12. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three and six months ended June 30, 2024 and 2023, income tax expense (benefit) was immaterial. We continue to maintain a full valuation allowance on our remaining federal and state deferred tax assets.
13. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of June 30, 2024, Advance Magazine Publishers Inc. (“Advance”) held approximately 25% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. Moreover, pursuant to the terms of the Restated Certificate and that certain Governance Agreement, dated as of March 19, 2024, by and among us, Steve Huffman, our Chief Executive Officer and a member of our board of directors, and Advance, Advance has the right to designate two directors for inclusion in the slate of nominees for election as directors at an annual or special meeting of stockholders, to designate one nonvoting observer to the board of directors, and to have one of its designees sit on each committee of the board of directors (other than the audit committee), subject to certain limitations set forth in the Restated Certificate. Additionally, the affirmative vote or written consent of Advance will be required for us to take certain corporate actions. These rights will continue until the first to occur of the following events: (i) a change of control of Advance or Reddit; (ii) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock; and (iii) (a) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 50% of the number of outstanding shares of our equity securities held by Advance upon the closing of our IPO, and (b) the then-outstanding shares of our Class B common stock, in the aggregate, represents less than 7.5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three and six months ended June 30, 2024 and 2023.
14. Subsequent Events
Acquisition
On July 15, 2024, we completed an acquisition with preliminary purchase consideration of approximately $19.9 million, comprised of $17.1 million of cash consideration and $2.8 million of equity consideration. We are currently in the process of valuing the assets acquired and liabilities assumed in the transaction.

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
Overview of Second Quarter 2024 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 91.2 million for the three months ended June 30, 2024, an increase of 51% year over year
•Average revenue per unique (“ARPU”) was $3.08 for the three months ended June 30, 2024, an increase of 2% year over year
Financial Results
•Revenue was $281.2 million for the three months ended June 30, 2024, an increase of 54% year over year
•Gross margin was 89.5% for the three months ended June 30, 2024, as compared to 84.2% in the three months ended June 30, 2023
•Operating expenses were $282.7 million for the three months ended June 30, 2024 as compared to $207.2 million in the three months ended June 30, 2023
•Net loss was $10.1 million for the three months ended June 30, 2024, as compared to a net loss of $41.1 million in the three months ended June 30, 2023
•Adjusted EBITDA was $39.5 million for the three months ended June 30, 2024, as compared to $(35.4) million in the three months ended June 30, 2023
•Net cash provided by (used in) operating activities was $28.4 million for the three months ended June 30, 2024, as compared to $(54.1) million in the three months ended June 30, 2023
•Free Cash Flow was $27.2 million for the three months ended June 30, 2024, as compared to $(54.9) million in the three months ended June 30, 2023
•Cash, cash equivalents, and marketable securities were $1.7 billion as of June 30, 2024
Key Financial and Operating Metrics
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
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	7%	7%	5%	7%	15%	27%	37%	51%
Logged-in DAUq YoY Growth:	20%	17%	13%	14%	19%	21%	27%	31%

Total DAUq YoY Growth:	2%	6%	6%	9%	19%	34%	45%	59%	Total DAUq YoY Growth:	11%	7%	4%	5%	12%	21%	30%	44%
Logged-in DAUq YoY Growth:	18%	15%	12%	12%	16%	20%	27%	32%	Logged-in DAUq YoY Growth:	21%	19%	14%	16%	22%	21%	28%	30%
We assess both year over year and quarter over quarter growth of DAUq in each period.

In the three months ended June 30, 2024, global DAUq grew 51% compared to the prior year period, driven by 59% growth in DAUq in the United States and 44% growth in DAUq in the rest of world. Global DAUq grew 10% compared to the prior quarter period, driven by 10% growth in DAUq in the United States and 11% growth in DAUq in the rest of world. The growth in global DAUq in the three months ended June 30, 2024 compared to the prior year period and prior quarter period was driven mainly by the combination of third-party search engine and algorithm changes and traction in our growth strategies, primarily from product enhancements.
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
Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	3%	3%	2%	5%	15%	29%	40%	57%
DAUq/WAUq:	27%	28%	28%	28%	28%	27%	27%	27%

WAUq YoY Growth:	(5)%	3%	4%	9%	21%	39%	53%	68%	WAUq YoY Growth:	11%	4%	1%	1%	9%	20%	30%	48%
In the three months ended June 30, 2024, global WAUq grew 57% compared to the prior year period, driven by 68% growth in WAUq in the United States and 48% growth in WAUq in the rest of world. In the three months ended June 30, 2024, global WAUq increased 12% compared to the prior quarter period, driven by 11% growth in WAUq in the United States and 13% growth in WAUq in the rest of world. For the three months ended June 30, 2024, the proportion of DAUq to WAUq was 27%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the six months ended June 30, 2024, we recorded revenue of $524.1 million, as compared to revenue of $346.8 million for the six months ended June 30, 2023, representing an increase of 51% compared to the prior year period.
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

Quarterly ARPU
(in dollars)

YoY Growth:	32%	6%	7%	15%	5%	(2)%	8%	2%
QoQ Growth:	14%	17%	(22)%	11%	4%	9%	(14)%	5%

YoY Growth:	36%	5%	5%	15%	—%	(7)%	3%	(5)%	YOY Growth:	42%	17%	12%	9%	16%	3%	10%	17%
QoQ Growth:	16%	13%	(22)%	13%	1%	5%	(13)%	4%	QoQ Growth:	1%	33%	(23)%	6%	8%	18%	(18)%	13%
During the three months ended June 30, 2024, ARPU was $3.08, an increase of 2% compared to $3.03 for the prior year period, United States ARPU was $4.94, compared to $5.21 for the prior year period, and rest of world ARPU was $1.24, compared to $1.06 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, partially offset by a decrease in pricing. The increase in global ARPU compared to the prior quarter period was due primarily to an increase in advertising revenue. Additionally, global ARPU increased in both periods as a result of data licensing agreements executed in 2024.
Non-GAAP Financial Measures
We use certain non-GAAP financial measures to supplement our consolidated financial statements, which are presented in accordance with U.S. GAAP, to evaluate our core operating performance. These non-GAAP financial measures include Adjusted EBITDA and Free Cash Flow. We use these non-GAAP financial measures to facilitate reviews of our operational performance and as a basis for strategic planning. By excluding certain items that are non-recurring or not reflective of the performance of our normal course of business, we believe that Adjusted EBITDA and Free Cash Flow provide meaningful supplemental information regarding our performance. Accordingly, we believe these non-GAAP financial measures are useful to investors and others because they allow investors to supplement their understanding of our financial trends and evaluate our ongoing and future performance in the same manner as management. However, there are a number of limitations related to the use of non-GAAP financial measures as they reflect the exercise of judgment by our management about which expenses are included or excluded in determining these non-GAAP measures. These non-GAAP measures should be considered in addition to, not as a substitute for or in isolation from, our financial results prepared in accordance with U.S. GAAP. Other companies, including companies in our industry, may calculate these non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.
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
The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(10,099)	$(41,109)	$(585,165)	$(101,975)
Add (deduct):
Interest (income) expense, net	(20,941)	(13,061)	(36,388)	(23,673)
Income tax expense (benefit)	(216)	1,426	149	2,414
Depreciation and amortization(1)	3,770	3,321	7,513	6,659
Stock-based compensation expense and related taxes(2)	66,772	10,116	662,309	23,283
Restructuring costs(3)	—	4,182	—	8,098
Other (income) expense, net	217	(243)	1,110	(357)
Adjusted EBITDA	$39,503	$(35,368)	$49,528	$(85,551)
________________
(1)Includes depreciation and amortization as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$—	$76	$—	$152
Research and development	2,242	1,925	4,419	3,849
Sales and marketing	1,216	1,045	2,379	2,098
General and administrative	312	275	715	560
Depreciation and amortization	$3,770	$3,321	$7,513	$6,659
(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$61	$25	$319	$63
Research and development	31,326	5,702	358,423	13,703
Sales and marketing	7,357	1,389	70,981	3,202
General and administrative	28,028	3,000	232,586	6,315
Stock-based compensation expense and related taxes	$66,772	$10,116	$662,309	$23,283
(3)During the three and six months ended June 30, 2023, we incurred restructuring costs of $4.2 million and $8.1 million, respectively, primarily composed of severance and benefits expense. These charges are non-recurring and are not reflective of underlying trends in our business.
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$28,385	$(54,053)	$60,449	$(49,978)
Less:
Purchases of property and equipment	(1,202)	(830)	(4,053)	(1,186)
Free Cash Flow	$27,183	$(54,883)	$56,396	$(51,164)
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$281,184	$183,031	$98,153	54%	$524,147	$346,771	$177,376	51%
Net income (loss)	(10,099)	(41,109)	31,010	(75)	(585,165)	(101,975)	(483,190)	474
Adjusted EBITDA(1)	39,503	(35,368)	74,871	(212)	49,528	(85,551)	135,079	(158)
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$281,184	$183,031	$524,147	$346,771
Costs and expenses:
Cost of revenue	29,501	28,836	57,117	55,699
Research and development	142,777	109,726	579,807	218,493
Sales and marketing	71,458	59,225	195,553	117,136
General and administrative	68,487	38,233	311,964	79,034
Total costs and expenses	312,223	236,020	1,144,441	470,362
Income (loss) from operations	(31,039)	(52,989)	(620,294)	(123,591)
Other income (expense), net	20,724	13,306	35,278	24,030
Income (loss) before income taxes	(10,315)	(39,683)	(585,016)	(99,561)
Income tax expense (benefit)	(216)	1,426	149	2,414
Net income (loss)	$(10,099)	$(41,109)	$(585,165)	$(101,975)
Adjusted EBITDA(1)	$39,503	$(35,368)	$49,528	$(85,551)
Net cash provided by (used in) operating activities	$28,385	$(54,053)	$60,449	$(49,978)
Free Cash Flow(2)	$27,183	$(54,883)	$56,396	$(51,164)
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
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	10	16	11	16
Research and development	51	60	111	63
Sales and marketing	25	32	37	34
General and administrative	24	21	60	23
Total costs and expenses	110	129	219	136
Income (loss) from operations	(10)	(29)	(119)	(36)
Other income (expense), net	7	7	7	7
Income (loss) before income taxes	(3)	(22)	(112)	(29)
Income tax expense (benefit)	0	1	0	1
Net income (loss)	(3)%	(23)%	(112)%	(30)%
Three and six months ended June 30, 2024 and 2023

Revenue

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$281,184	$183,031	$98,153	54%	$524,147	$346,771	$177,376	51%
Revenue for the three and six months ended June 30, 2024 increased by $98.2 million and $177.4 million, or 54% and 51%, respectively, compared to the prior year periods. The growth in revenue was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, partially offset by a decrease in pricing. In addition, other revenues increased as a result of data licensing agreements executed in 2024.
Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$29,501	$28,836	$665	2%	$57,117	$55,699	$1,418	3%
Cost of revenue for the three and six months ended June 30, 2024 increased by $0.7 million and $1.4 million, or 2% and 3%, respectively, compared to the prior year periods. The increase in cost of revenue was primarily attributable to increased hosting usage to support user growth on our platform and an increase in advertising measurement and other services, partially offset by hosting cost efficiencies and lower hosting prices.
Research and Development Expenses

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$142,777	$109,726	$33,051	30%	$579,807	$218,493	$361,314	165%
Research and development expenses for the three and six months ended June 30, 2024 increased by $33.1 million and $361.3 million, or 30% and 165%, respectively, compared to the prior year periods. The increase in research and development expenses in both periods was driven by an increase in stock-based compensation expense and related taxes. The increase in the three months ended June 30, 2024 was driven by higher stock-based compensation expense and related taxes post-IPO compared to the prior year period. The increase in the six months ended June 30, 2024 was also impacted by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition.
Sales and Marketing Expenses

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$71,458	$59,225	$12,233	21%	$195,553	$117,136	$78,417	67%
Sales and marketing expenses for the three and six months ended June 30, 2024 increased by $12.2 million and $78.4 million, or 21% and 67%, respectively, compared to the prior year periods. The increase in sales and marketing expenses in both periods was driven by an increase in stock-based compensation expense and related taxes. The increase in the three months ended June 30, 2024 was driven by higher stock-based compensation expense and related taxes post-IPO compared to the prior year period. The increase in the six months ended June 30, 2024 was also impacted by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition.

General and Administrative Expenses

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$68,487	$38,233	$30,254	79%	$311,964	$79,034	$232,930	295%
General and administrative expenses for the three and six months ended June 30, 2024 increased by $30.3 million and $232.9 million, or 79% and 295%, respectively, compared to the prior year periods. The increase in general and administrative expenses in both periods was driven by an increase in stock-based compensation expense and related taxes. The increase in the three months ended June 30, 2024 was driven by higher stock-based compensation expense and related taxes post-IPO compared to the prior year period. The increase in the six months ended June 30, 2024 was also impacted by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition.
Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$20,724	$13,306	$7,418	56%	$35,278	$24,030	$11,248	47%
Other income (expense), net for the three and six months ended June 30, 2024 increased by $7.4 million and $11.2 million, or 56% and 47%, respectively, compared to the prior year periods. The increase in both periods was primarily due to higher interest earned on our cash and investments driven by higher interest rates and a higher invested balance.
Income Tax Expense (Benefit)

	Three months ended June 30,				Six months ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$(216)	$1,426	$(1,642)	(115)%	$149	$2,414	$(2,265)	(94)%

Income tax expense (benefit) for the three and six months ended June 30, 2024 was $(0.2) million and $0.1 million, respectively, compared to $1.4 million and $2.4 million in the respective prior year periods. The decrease in income tax expense for the three months ended June 30, 2024 was primarily attributable to tax benefits recognized in our foreign subsidiaries. The decrease in income tax expense for the six months ended June 30, 2024 was primarily attributable to a decrease in taxable income in the current period.
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
As of June 30, 2024, we had $1.7 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. As of June 30, 2024, approximately 3% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of June 30, 2024, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $4.9 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.1 million. The aggregate available balance under the Revolving Credit Facility was $745.1 million as of June 30, 2024.
On May 23, 2023, we amended the terms of the Revolving Credit Facility to replace LIBOR with Term SOFR as the interest rate benchmark. Under the amended terms of the Revolving Credit Facility, borrowings can be either ABR Loans, Term Benchmark Loans, or SONIA Loans. Outstanding ABR Loans bear interest at a rate equal to the greatest of (A) the Prime Rate, (B) the NYFRB Rate plus 0.5%, (C) the Adjusted Term SOFR Rate plus 1.0%, or (D) 1.0% (each as defined in the amended Revolving Credit Facility), in each case plus 0.25%. Outstanding Term Benchmark Loans bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate, or the Adjusted AUD Rate (each as defined in the amended Revolving Credit Facility), as applicable, in each case, plus 1.25%. Outstanding SONIA Loans bear interest at a rate equal to the Adjusted Daily Simple SONIA (as such term is defined in the amended Revolving Credit Facility) plus 1.25%. We are required to pay a quarterly commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the credit facility.
The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of June 30, 2024.
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
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2024	2023
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$60,449	$(49,978)
Net cash provided by (used in) investing activities	(405,533)	57,129
Net cash provided by (used in) financing activities	411,860	(3,296)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$66,776	$3,855
Free Cash Flow	$56,396	$(51,164)
Operating Activities
Net cash provided by operating activities was $60.4 million in the six months ended June 30, 2024, resulting primarily from an increase in accounts payable and accrued expenses and other current liabilities of $28.9 million due to the timing of payments, and adjustments for non-cash items, primarily related to stock-based compensation expense of $641.8 million. These increases were partially offset by net loss of $(585.2) million in the six months ended June 30, 2024 and an increase in prepaid expenses and other assets of $20.2 million. Net cash used in operating activities was $(50.0) million in the six months ended June 30, 2023, resulting primarily from net loss of $(102.0) million, partially offset by a decrease in accounts receivable of $24.9 million and adjustments for non-cash items, primarily related to stock-based compensation expense of $22.6 million.
Investing Activities
Net cash used in investing activities was $(405.5) million in the six months ended June 30, 2024, primarily due to additional purchases of marketable securities of $997.5 million, partially offset by maturities of marketable securities of $596.1 million. Net cash provided by investing activities was $57.1 million in the six months ended June 30, 2023, primarily due to maturities and proceeds from the sale of marketable securities of $672.4 million partially offset by purchases of marketable securities of $614.2 million.

Financing Activities
Net cash provided by financing activities was $411.9 million in the six months ended June 30, 2024 and consisted primarily of cash proceeds from the issuance of class A common stock in our initial public offering, net of underwriting discounts and commissions, of $600.0 million and proceeds from exercises of employee stock options of $24.9 million, partially offset by cash payments for taxes related to net share settlement of restricted stock units of $202.3 million. Net cash used in financing activities was $(3.3) million in the six months ended June 30, 2023 and consisted primarily of taxes paid related to net share settlement of restricted stock units of $4.2 million, partially offset by proceeds from exercises of employee stock options of $1.8 million.
Free Cash Flow
Free Cash Flow was $56.4 million for the six months ended June 30, 2024, and was composed of net cash provided by operating activities, resulting primarily from changes in working capital and adjustments for non-cash items, partially offset by net loss. Free Cash Flow was $(51.2) million for the six months ended June 30, 2023, and was composed of net cash used in operating activities, resulting primarily from net loss, partially offset by changes in working capital and adjustments for non-cash items. Free Cash Flow also included purchases of property and equipment of $4.1 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the increase in Free Cash Flow as compared to the prior year was driven primarily by the increase in cash provided by operating activities.
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
Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the six months ended June 30, 2024, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $468.0 million and $401.2 million as of June 30, 2024 and December 31, 2023, respectively. We had marketable securities of $1.2 billion and $811.9 million as of June 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three and six months ended June 30, 2024 and 2023, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three and six months ended June 30, 2024 and 2023, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three and six months ended June 30, 2024 and 2023, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
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

Part II - Other Information
Item 1. Legal Proceedings
This information is set forth under Note 9—Commitments and Contingencies—Legal Matters and Indemnifications to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
We have incurred net losses since our inception, and we may incur net losses in the future. We incurred net losses of $(90.8) million and $(585.2) million for the year ended December 31, 2023 and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $(1.3) billion. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to achieve or maintain profitability. While we have recently undertaken cost reduction measures, we expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
We will continue to identify and develop potential new revenue streams. We have explored and continue to explore different ways for Redditors to make money on Reddit, including the Reddit Contributor Program and Reddit Collectible Avatars Creators Program, while also providing a source of revenue for Reddit as well. We also continue to explore reasonable data licensing opportunities as another possible source of revenue where those opportunities do not conflict with our values and the rights of our Redditors and have only recently generated revenue from this opportunity. There are many aspects of these possible revenue sources which are novel and untested, which makes it challenging to evaluate the viability of any future revenue opportunities or to identify the risks and challenges we may encounter in seeking to execute on our strategies. There can be no assurance that we will be successful in generating meaningful revenue from any of these non-advertising sources. If we are unable to succeed in these monetization efforts or identify new revenue opportunities, our business, results of operations, financial condition, and prospects could be harmed.
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
Additionally, the ability and willingness of advertisers to spend on our platform has fluctuated with general market uncertainty. For example, we experienced a reduction in advertising demand and a related decline in pricing during the onset of the COVID-19 pandemic. Global economic concerns, including supply chain and labor disruptions, rising interest rates, inflation, and geopolitical conditions continue to create uncertainty and unpredictability, and have resulted, and may in the future result, in certain advertisers pausing campaigns or reducing their marketing budgets with us or in general. For example, since the three months ended December 31, 2022, we experienced declines in advertising spending in certain macro-challenged sectors, particularly technology, media and entertainment, and cryptocurrency, which was partially offset by greater diversification across other advertising verticals. We cannot ensure that our diversification efforts will continue to be successful and, given the uncertainty in the advertising market, our revenue growth rate may decline in the near term, especially in light of our strong growth in recent periods.
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
•potential damage to our brand and reputation due to compliance with local laws, including laws that may restrict content or advertisement, or requirements to provide user information, including confidential information, to local authorities;
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
A portion of our historical DAUq metric counts views of pages that were hosted using Google’s Accelerated Mobile Page (“AMP”) framework. The accuracy of counting the DAUq attributable to this AMP traffic relies on the accuracy and completeness of information received from Google used to compute the DAUq metric. Unfortunately, the information provided by Google is not historically complete and consistent. To the extent that our historical metric includes views of pages hosted on third-party infrastructure, like Google’s AMP framework, the accuracy of our metrics will depend on the accuracy and consistency of the information received from any such third party. Additionally, during the year ended December 31, 2021, we rolled out an internally developed mobile web platform to replace the majority of pages hosted using AMP, and in the three months ended March 30, 2023 we completed the migration away from AMP. As a result of these and any future changes, our DAUq metric is not directly comparable quarter over quarter or year over year, and may not be comparable period over period in the future.
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
The licensing of data for machine learning and AI training purposes is a novel business model without an established track record, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on this opportunity. Although we have negotiated data agreements with a small number of partners that are medium-term in length, to date, substantially all of the contract value associated with our licensing revenue is derived from two of our partners, and these arrangements may not be renewed, or they may be renewed based on less favorable terms, such as using fewer services at lower pricing. Our data license agreements are subject to terms and conditions, including API performance requirements, that we may be unable to meet. In addition, our existing data licensing agreements may be terminated, not renewed, or renewed on less favorable terms. The commercial market for large language models may not develop or may be limited by regulation or other factors, and accordingly, the value of data for AI training purposes may be reduced over time, and we may also not be able to secure arrangements on similar terms, or at all, with any other licensees. While our data licensing arrangements include protections against abuse and misuse of Reddit data, we may be unable to adequately control the misbehavior of partners or adequately protect our reputation externally and with respect to our communities.
Moreover, some companies have and may continue to decline to license Reddit data and use such data without license given its open nature, even if in violation of the legal terms governing our services. For example, some companies have constructed very large commercial language models using Reddit data without entering into a license agreement with us. While we plan to vigorously enforce against such entities, such enforcement activities could take years to resolve, result in substantial expense and divert management’s attention and other resources, and we may not ultimately be successful.
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
In addition to our efforts to mitigate cybersecurity risks, we are making investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we may discover incidents of misuse of, or unauthorized access to, user data or other undesirable activity by third parties. We have taken steps to protect the integrity of our APIs, but despite these efforts, our security measures or those of our third-party providers or licensees could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform or any third-party platform, or otherwise. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely, the allocation of resources to other projects, or other factors, and the media, or other third parties. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts, or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people’s safety online or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. For example, third parties often attempt to access and collect Reddit site data through “scraping” and other unauthorized mechanisms for unauthorized purposes, such as distributing such data to other parties for commercial purposes or training AI models for commercial purposes. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect Redditor trust and engagement, harm our reputation and brand, make it more difficult for us to monetize our APIs, require us to change our business practices in a manner adverse to our business, and adversely affect our business, results of operations, financial condition, and prospects. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we have been in the past, and may in the future be, involved in lawsuits and other disputes alleging that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties. We may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation, or violation. Third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate, or circumvent our patents, trademarks, copyrights, and other intellectual property rights, which has occurred in the past, and may occur in the future. Additionally, companies in the technology industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. For example, on March 18, 2024, Nokia Technologies sent us a letter indicating they believed that Reddit infringes certain of their patents. We continue to evaluate their claims. As we face increasing competition and become increasingly high profile, we have received, and may in the future receive, more intellectual property claims against us. In addition, various “non-practicing entities,” and other intellectual property rights holders have asserted in the past, and may attempt to assert in the future, intellectual property claims against us and have sought, and may attempt to seek in the future, to monetize the intellectual property rights they own to extract value through licensing arrangements or other settlements.
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
Legislative changes in the United States, at both the federal and state level, have imposed and could further impose new obligations in areas such as moderation of content posted on our platform by third parties, including with respect to requests for removal based on claims of copyright. Further, there are various Executive Branch and Congressional efforts to restrict the scope of the protections from legal liability for content moderation decisions and third-party content posted on online platforms that are currently available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States has and could continue to decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. There are also various state laws and proposals that seek to regulate online content moderation, impose new disclosure obligations, and expand the circumstances under which online intermediaries may be held liable for third-party content. Finally, there are pending cases before the judiciary that may result in changes to the protections afforded to internet platforms that, depending on the outcomes, could greatly limit the scope of the current protections. If these proposed or similar laws are passed or upheld, if similar future legislation or governmental action is proposed or taken, and if existing protections are limited or removed, changes will be required that could impose additional costs of operation, subject us to additional liability or cause Redditors to abandon the service, any of which may adversely affect our business, results of operations, financial condition and prospects.
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed sanctions as a result of content hosted on our services. For example, laws and regulations in Germany and India provide for the imposition of fines for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Numerous other countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering, or have implemented, similar legislation imposing penalties, including fines, service throttling, access blocking, or advertising bans, for failure to remove certain types of content or to follow certain processes. Such content-related laws and regulations have required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. Regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent for various practices could require product changes in the user interface that could adversely affect user growth and engagement.
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
The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. This also may mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, like California, Virginia signed into law the Virginia Consumer Data Protection Act, which also contains detailed requirements, on covered companies, relating to the access to, deletion of, and disclosures of personal data collected by covered businesses about Virginia residents. Further, several other states (including Colorado, Connecticut and Utah) have also enacted new privacy regulations. Similar laws have been proposed in other states, at the federal level, and in other countries, reflecting a global trend toward more stringent privacy legislation. These new state laws share similarities with the CCPA and legislation proposed in other states. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of personal information for marketing purposes or otherwise, and there remains increased interest in a new comprehensive privacy and data protection law at the federal level as well, as demonstrated by the draft American Privacy Rights Act. Additionally, in order to comply with the varying state laws around data breaches, we must maintain adequate data security measures, which require significant investments in resources and ongoing attention. The risk of legal claims in the event of a security breach is increasing. For example, as described above, the CCPA creates a private right of action for certain data breaches. Such laws and regulations could also restrict our customers’ ability to run their businesses, which may in turn, impact our business operations.
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
Moreover, the EU-U.S. Privacy Shield Framework, a transfer framework we relied upon for data transferred from the EU and the UK to the United States, was invalidated in July 2020 by the Court of Justice of the EU. For transfers to the United States, the European Commission has adopted an adequacy decision for entities self-certified under the new EU-U.S. Data Privacy Framework (“DPF”), rendering the DPF effective as an EU GDPR transfer mechanism to the United States for self-certified entities. Although the DPF does not apply to the UK, on October 12, 2023, a UK-U.S. Data Bridge came into force to facilitate transfers of personal data from the UK to the United States. However, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF adequacy decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. In addition, the other bases upon which we rely to transfer such data, such as Standard Contractual Clauses (“SCCs”), have been subjected to regulatory and judicial scrutiny. The Court of Justice of the EU ruled in July 2020 that reliance on the SCCs alone may not necessarily be sufficient in all circumstances and transfers must be assessed on a case-by-case basis. In June 2021, the European Commission published revised SCCs for data transfers from the EU, which were required to be used for new and existing data transfer arrangements by December 27, 2022. There is some uncertainty around whether the revised SCCs, particularly whether they can be relied on for data transfers to non-EU entities subject to the GDPR. The European Commission has stated an intention to publish a new set of SCCs applicable to such transfers to non-EU entities subject to the GDPR; the substantive content of these proposed SCCs remains unclear. The revised SCCs apply only to the transfer of personal data outside of the EU and not the UK; the UK ICO has published its own International Data Transfer Agreement and the International Data Transfer Addendum to the SCCs (the “IDTA”), which came into force on March 21, 2022: the revised clauses must be used for relevant new data transfers; and existing SCC arrangements should have been migrated to the revised clauses by March 21, 2024. These various developments in relation to international personal data transfers require us to implement new or revised documentation and processes, within the relevant time frames, and are subject to ongoing scrutiny and potential future challenge, leading to additional costs and increasing our overall risk exposure.
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
This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the EU passed the EU Copyright Directive, which expanded online platform liability for copyright infringement and regulated certain uses of news content online, which member states are currently implementing into their national laws. In addition, the EU revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states were required to implement into national law by December 2020. Irish regulators have designated us as a video-sharing platform service under their Online Safety and Media Regulation Act, implementing their version of the directive, and a court ruled against us in our challenge to that designation. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. The governments of some countries, such as India and Pakistan, have passed laws and regulations restricting the distribution of content and products deemed to represent foreign or “immoral” influences. Numerous other countries in Europe, the Middle

East, Asia-Pacific, and Latin America are considering or have implemented legislation imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. Content-related legislation and regulations also have required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the EU Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states’ laws implementing the EU Copyright Directive may also require online platforms to pay for content. In addition, the majority of the substantive provisions of the Digital Services Act in the EU took effect between 2023 and 2024, and have already, and will continue to, significantly increase our compliance costs and require changes to our processes and operations. Further, the European Electronic Communications Code, which EU member states are currently implementing into their national laws, has expanded the scope of the ePrivacy Directive’s security requirements and restrictions on communications data usage to certain over-the-top communications services. This expansion of the ePrivacy Directive may increase our compliance costs or require changes to our processes and operations. The UK Online Safety Bill, expected to take effect in 2024, may also significantly increase our compliance costs and proposes significant fines for certain breaches, up to the greater of GBP 18 million or 10% of our global, annual revenue. In the United States, changes to Section 230 of the Communications Decency Act or state or federal content-related legislation that impacts the scope of Section 230, or otherwise relates to our liability with respect to content on our platform, have increased in the past, and may in the future increase, our costs or require significant changes to our products, business practices, or operations, which could adversely affect Redditor growth and engagement. Any of the foregoing events could adversely affect our business, results of operation, financial condition, and prospects.
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
In addition, we are in the early stages of our data licensing efforts and are exploring data licensing opportunities where we believe the opportunity does not conflict with our values and the rights of Redditors. These programs may subject us to evolving approaches to the regulation of this data and implicates complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. For example, on March 14, 2024, we received a letter from the FTC advising us that the FTC’s staff is conducting a non-public inquiry focused on our sale, licensing, or sharing of user-generated content with third parties to train AI models. Given the novel nature of these technologies and commercial arrangements, we are not surprised that the FTC has expressed interest in this area. We do not believe that we have engaged in any unfair or deceptive trade practice. The FTC staff was interested in meeting with us to learn more about our plans and has requested information and documents from us as its inquiry continues. Regulatory engagements can be lengthy and unpredictable. Any regulatory engagement may cause us to incur substantial costs, and it is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
If any of these risks occurs, our business, results of operations, financial condition, and prospects could be adversely affected.
Risks Related to Financial and Accounting Matters
We are exposed to fluctuations in currency exchange rates and interest rates, which could negatively affect our results of operations and our ability to invest and hold our cash.
Revenues generated are primarily billed in U.S. dollars while expenses incurred by our international subsidiaries and activities are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of the majority of our international subsidiaries are translated from local currencies into U.S. dollars. Our financial results are also subject to changes in exchange rates that impact the settlement of any applicable transactions in non-local currencies. To date, we have not engaged in currency hedging activities to limit the risk of exchange rate fluctuations and, as a result, our results of operations and financial condition could be adversely affected by such fluctuations.
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
We invested some of our excess cash reserves in Bitcoin and Ether and also acquired Ether and Matic as a form of payment for sales of certain virtual goods, which we may continue to do in the future. Ether and Matic received from the sales of virtual goods was not material for the year ended December 31, 2023 or the six months ended June 30, 2024. We also acquired and hold digital assets that are cryptocurrencies for use by our product and engineering teams, which is limited to specific uses. The prices of cryptocurrencies such as Bitcoin, Ether, and Matic have been and may continue to be highly volatile, and our ability to sell cryptocurrencies for fiat currencies or other cryptocurrencies may be subject to unanticipated suspensions in trading, as well as exchange rate risk, which we may choose not to (or may be unable to) partially or fully hedge against. As of June 30, 2024, we did not hold digital assets other than Bitcoin and Ether for treasury purposes, and our investment policy requires approval by our board of directors for any investments in cryptocurrencies. Our investments in cryptocurrencies for treasury purposes are limited to Bitcoin, Ether, and any other cryptocurrency that the SEC, Commodities Futures Trading Commission, or high-ranking members of the staff of such regulatory bodies may, through public statements or guidance, identify as likely not being a security. Such determinations, however, are risk-based judgments made by us, and while such judgments are informed by regulatory developments, any such determination does not constitute a legal standard or determination binding on any regulatory body.
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
•whether we provide financial guidance or projections;
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
In 2021 and in June 2024, the market prices and trading volumes of certain securities, such as GameStop Corp., AMC Entertainment Holdings, Inc., and other “meme” stocks, experienced extreme volatility. The rapid and substantial increases or decreases in the market prices of “meme” stocks may be unrelated to the respective issuer’s operating performance or macroeconomic or industry fundamentals, and the substantial increases may be significantly inconsistent with the risks and uncertainties that the issuer faces. This volatility has been attributed, in part, to strong and atypical retail investor interest, including as may be expressed on financial trading and other social media sites and online forums such as r/ wallstreetbets, one of our subreddits. Given the broad awareness and brand recognition of Reddit, including as a result of the popularity of r/ wallstreetbets among retail investors, and the direct access by retail investors to broadly available trading platforms, the market price and trading volume of our Class A common stock could experience extreme volatility for reasons unrelated to our underlying business or macroeconomic or industry fundamentals, which could cause you to lose all or part of your investment.

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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our board of directors, entered into a voting agreement with each of (i) Advance and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. As of June 30, 2024, pursuant to such voting agreements, Mr. Huffman was entitled to vote shares representing approximately 50% of the voting power of our outstanding Class A and Class B common stock. Pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of June 30, 2024, we had 62,479,462 shares of Class A common stock outstanding, 103,154,629 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
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
Further, we had 25,497,896 options outstanding that, if fully exercised, would result in the issuance of 19,087,522 shares of Class A common stock and 6,410,374 shares of Class B common stock, as well as 12,620,086 shares of Class A common stock and 1,335,312 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we intend to file one or more registration statements on Form S-8 covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares in the public market without restriction under the Securities Act.
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
We have never declared or paid any cash dividends on shares of our capital stock and we do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our revolving credit facility. Accordingly, investors must for the foreseeable future rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On March 20, 2024, our registration statement on Form S-1 (File No. 333-277256), as amended (the “Registration Statement”), was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus filed March 21, 2024 and other periodic reports previously filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our directors and “officers” (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1(c)”). During the three months ended June 30, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On May 21, 2024, our Chief Executive Officer and Director, Steven Huffman, individually and through a trust for which he is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 1,564,489 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 16, 2025. Mr. Huffman has informed Reddit that he primarily intends to use the proceeds from sales under the trading plan to cover taxes due upon the exercise of expiring stock options for Reddit stock.
On May 21, 2024, our Chief Operating Officer, Jennifer Wong, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 450,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 16, 2025.
On May 21, 2024, our Chief Technology Officer, Christopher Slowe, individually and through a trust for which he is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 232,068 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 20, 2025.
On May 21, 2024, our Chief Legal Officer, Benjamin Lee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to (i) 28,289 shares of our Class A common stock and (ii) the number of shares of our Class A common stock Mr. Lee will receive following the vesting of certain restricted stock unit awards and the satisfaction of tax obligations in connection with such vesting. The number of shares to be sold pursuant to the trading plan is dependent on the tax obligation incurred in connection with the vesting of these restricted stock unit awards and, therefore, is indeterminable at this time, but in no event will exceed an aggregate of 65,840 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or February 10, 2025.
On May 21, 2024, our Chief Accounting Officer, Michelle Reynolds, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 20,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or February 8, 2025.
On June 13, 2024, our Chief Financial Officer, Andrew Vollero, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 100,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or February 28, 2025.
No shares of our Class A common stock may be sold under these Rule 10b5-1 trading arrangements prior to the expiration of the Lock-up Period.

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

REDDIT, INC.

Dated: August 6, 2024	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)