Form 10-Q
period 2024-09-30
Reddit, Inc.
filed 2024-10-30
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 28, 2024, the registrant had outstanding 119,734,990 shares of Class A common stock and 55,843,275 shares of Class B common stock, each with a par value of $0.0001.

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
•the impact of the macroeconomic environment, including as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East, on our business and other uncertainties in the global economy generally;
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
•sales of shares of our Class A common stock by us or our stockholders; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those described in “Risk Factors.”
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

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$515,895	$401,176
Marketable securities	1,229,072	811,946
Accounts receivable, net	283,890	245,279
Prepaid expenses and other current assets	31,974	21,286
Total current assets	2,060,831	1,479,687
Property and equipment, net	13,775	14,946
Operating lease right-of-use assets, net	23,872	24,008
Intangible assets, net	27,904	32,147
Goodwill	42,174	26,299
Other noncurrent assets	3,152	19,380
Total assets	$2,171,708	$1,596,467
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$62,042	$46,514
Operating lease liabilities	5,398	3,707
Accrued expenses and other current liabilities	104,844	83,349
Total current liabilities	172,284	133,570
Operating lease liabilities, noncurrent	21,567	22,040
Other noncurrent liabilities	249	287
Total liabilities	194,100	155,897
Commitments and contingencies (Note 10)
Convertible preferred stock, par value $0.0001 per share; no and 86,864,781 shares authorized as of September 30, 2024 and December 31, 2023, respectively; no and 73,021,449 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $1,847,993 as of September 30, 2024 and December 31, 2023, respectively	—	1,853,492
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000,000 and no shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 and 189,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 116,913,495 and 7,099,700 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12	—
Class B common stock, par value $0.0001 per share; 140,000,000 and 142,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 57,241,263 and 53,904,204 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	6
Class C common stock, par value $0.0001 per share; 100,000,000 and no shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	3,245,315	302,820
Accumulated other comprehensive income (loss)	4,150	814
Accumulated deficit	(1,271,874)	(716,562)
Total stockholders’ equity (deficit)	1,977,608	(412,922)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,171,708	$1,596,467
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$348,351	$207,508	$872,498	$554,279
Costs and expenses:
Cost of revenue	34,633	26,395	91,750	82,094
Research and development	166,701	108,285	746,508	326,778
Sales and marketing	74,510	55,114	270,063	172,250
General and administrative	65,653	37,299	377,617	116,333
Total costs and expenses	341,497	227,093	1,485,938	697,455
Income (loss) from operations	6,854	(19,585)	(613,440)	(143,176)
Other income (expense), net	22,968	12,647	58,246	36,677
Income (loss) before income taxes	29,822	(6,938)	(555,194)	(106,499)
Income tax expense (benefit)	(31)	445	118	2,859
Net income (loss)	$29,853	$(7,383)	$(555,312)	$(109,358)
Net income (loss) per share attributable to Class A and Class B common stock (Note 4)
Basic	$0.18	$(0.13)	$(4.12)	$(1.87)
Diluted	$0.16	$(0.13)	$(4.12)	$(1.87)
Weighted-average shares of Class A and Class B common stock used to compute net income (loss) per share attributable to common stockholders
Basic	169,169,922	58,855,589	134,723,892	58,495,544
Diluted	192,322,916	58,855,589	134,723,892	58,495,544
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$29,853	$(7,383)	$(555,312)	$(109,358)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on marketable securities	4,674	265	2,874	2,252
Change in foreign currency translation adjustment	480	—	462	—
Net comprehensive income (loss)	$35,007	$(7,118)	$(551,976)	$(107,106)
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three months ended September 30, 2023
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	73,021,449	$1,853,492	6,813,418	$—	51,494,951	$6	$271,086	$(1,805)	$(727,713)	$(458,426)
Issuance of common stock upon exercise of stock options, net	—	—	95,306	—	22,851	—	794	—	—	794
Stock-based compensation expense	—	—	—	—	—	—	9,392	—	—	9,392
Vesting of early exercised stock options	—	—	—	—	—	—	122	—	—	122
Net income (loss)	—	—	—	—	—	—	—	—	(7,383)	(7,383)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	265	—	265
Balance as of September 30, 2023	73,021,449	$1,853,492	6,908,724	$—	51,517,802	$6	$281,394	$(1,540)	$(735,096)	$(455,236)

	Three months ended September 30, 2024
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	—	$—	62,479,462	$6	103,154,629	$11	$3,196,549	$(1,004)	$(1,301,727)	$1,893,835
Issuance of common stock upon exercise of stock options, net	—	—	4,584,780	—	2,254,457	—	38,001	—	—	38,001
Issuance of common stock upon settlement of restricted stock units, net	—	—	1,165,940	—	323,669	—	(66,798)	—	—	(66,798)
Conversion of Class B common stock to Class A common stock	—	—	48,491,492	6	(48,491,492)	(6)	—	—	—	—
Issuance of Class A common stock in connection with acquisitions	—	—	191,821	—	—	—	2,786	—	—	2,786
Stock-based compensation expense	—	—	—	—	—	—	74,758	—	—	74,758
Vesting of early exercised stock options	—	—	—	—	—	—	19	—	—	19
Net income (loss)	—	—	—	—	—	—	—	—	29,853	29,853
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	5,154	—	5,154
Balance as of September 30, 2024	—	$—	116,913,495	$12	57,241,263	$5	$3,245,315	$4,150	$(1,271,874)	$1,977,608

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2023
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	73,021,449	$1,853,492	6,381,936	$—	51,410,111	$6	$250,460	$(3,792)	$(625,738)	$(379,064)
Issuance of common stock upon exercise of stock options, net	—	—	305,176	—	107,691	—	2,585	—	—	2,585
Issuance of common stock upon settlement of restricted stock units, net	—	—	221,612	—	—	—	(4,229)	—	—	(4,229)
Stock-based compensation expense	—	—	—	—	—	—	31,975	—	—	31,975
Vesting of early exercised stock options	—	—	—	—	—	—	603	—	—	603
Net income (loss)	—	—	—	—	—	—	—	—	(109,358)	(109,358)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	2,252	—	2,252
Balance as of September 30, 2023	73,021,449	$1,853,492	6,908,724	$—	51,517,802	$6	$281,394	$(1,540)	$(735,096)	$(455,236)

	Nine months ended September 30, 2024
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	73,021,449	$1,853,492	7,099,700	$—	53,904,204	$6	$302,820	$814	$(716,562)	$(412,922)
Issuance of common stock upon exercise of stock options, net	—	—	7,978,918	—	3,068,105	—	62,933	—	—	62,933
Issuance of common stock upon settlement of restricted stock units, net	—	—	9,328,868	1	985,166	—	(269,651)	—	—	(269,650)
Conversion of Class B common stock to Class A common stock	—	—	68,633,644	8	(68,633,644)	(8)	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(73,021,449)	(1,853,492)	5,104,017	1	67,917,432	7	1,853,486	—	—	1,853,494
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	18,576,527	2	—	—	576,266	—	—	576,268
Issuance of Class A common stock in connection with acquisitions	—	—	191,821	—	—	—	2,786	—	—	2,786
Stock-based compensation expense	—	—	—	—	—	—	716,532	—	—	716,532
Vesting of early exercised stock options	—	—	—	—	—	—	143	—	—	143
Net income (loss)	—	—	—	—	—	—	—	—	(555,312)	(555,312)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	3,336	—	3,336
Balance as of September 30, 2024	—	$—	116,913,495	$12	57,241,263	$5	$3,245,315	$4,150	$(1,271,874)	$1,977,608
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash flows from operating activities
Net income (loss)	$29,853	$(7,383)	$(555,312)	$(109,358)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,969	3,288	11,482	9,947
Non-cash operating lease cost	1,453	3,428	4,041	10,112
Amortization of premium (accretion of discount) on marketable securities, net	(12,393)	(7,613)	(31,884)	(18,895)
Stock-based compensation expense	74,758	9,392	716,532	31,975
Other adjustments	(4,665)	199	(4,039)	365
Changes in operating assets and liabilities:
Accounts receivable	(44,108)	(25,630)	(38,914)	(717)
Prepaid expenses and other assets	8,416	1,273	(11,766)	2,101
Operating lease right-of-use assets and liabilities	(1,378)	(2,168)	(2,688)	(5,250)
Accounts payable	442	2,010	16,484	2,393
Accrued expenses and other liabilities	15,275	15,501	28,135	19,646
Net cash provided by (used in) operating activities	$71,622	$(7,703)	$132,071	$(57,681)
Cash flows from investing activities
Purchases of property and equipment	(1,353)	(3,936)	(5,406)	(5,122)
Proceeds from sale of cryptocurrency	6,869	—	6,869	—
Purchases of marketable securities	(428,225)	(313,823)	(1,425,737)	(928,035)
Maturities of marketable securities	447,302	320,337	1,043,361	955,214
Proceeds from sale of marketable securities	—	—	—	37,538
Cash paid for acquisitions, net of cash acquired	(17,137)	—	(17,137)	—
Other investing activities	487	(3)	460	109
Net cash provided by (used in) investing activities	$7,943	$2,575	$(397,590)	$59,704
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	—	—	600,022	—
Proceeds from exercise of employee stock options	38,001	794	62,933	2,585
Taxes paid related to net share settlement of restricted stock units	(65,800)	—	(268,106)	(4,229)
Payments of initial public offering costs	(2,162)	(38)	(8,500)	(896)
Payments of deferred consideration and holdbacks for acquisitions	(1,661)	(979)	(6,111)	(979)
Net cash provided by (used in) financing activities	$(31,622)	$(223)	$380,238	$(3,519)
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,943	(5,351)	114,719	(1,496)
Cash, cash equivalents, and restricted cash at the beginning of the period	468,002	439,715	401,226	435,860
Cash, cash equivalents, and restricted cash at the end of the period	$515,945	$434,364	$515,945	$434,364
Cash and cash equivalents	515,895	434,314	515,895	434,314
Restricted cash	50	50	50	50
Total cash, cash equivalents, and restricted cash	$515,945	$434,364	$515,945	$434,364
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,427	$667	$4,152	$1,519
Supplemental disclosure of noncash financing and investing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$1,853,492	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$—	$23,754	$—
Operating lease right-of-use assets recognized in exchange for lease liabilities	$219	$—	$3,906	$12,014
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
Functional Currency
Generally, the U.S. dollar is the functional currency for our subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange gains and losses were not material for the three and nine months ended September 30, 2024 and 2023.
On January 1, 2024, we changed the functional currency of our U.K. subsidiary, Reddit UK Limited, from the U.S. dollar to the British pound. The change in functional currency is due primarily to the increased exposure to the British pound as our future operating cash flows for our U.K. subsidiary are expected to be in British pounds. We translate the financial statements of the U.K. subsidiary to U.S. dollars at exchange rates at the balance sheet date for assets and liabilities and at monthly average exchange rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). The change in the functional currency of Reddit UK Limited was accounted for prospectively from January 1, 2024 and did not have a material impact on our consolidated financial statements.
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
In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 250-60): Accounting for and Disclosure of Crypto Assets, which requires an entity to measure crypto assets at fair value at each reporting period with changes recognized in net income. This standard also requires additional disclosures about the types of crypto assets held by entities and the changes in those holdings. The standard is effective for us beginning January 1, 2025, with early adoption permitted. We do not expect adoption of this standard to have a material impact to our consolidated financial statements.
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
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Advertising revenue	$315,104	$202,372	$790,911	$541,934
Other revenue	33,247	5,136	81,587	12,345
Total revenue	$348,351	$207,508	$872,498	$554,279
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
United States	$287,937	$168,970	$715,809	$446,983
Rest of world(1)	60,414	38,538	156,689	107,296
Total revenue	$348,351	$207,508	$872,498	$554,279
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three and nine months ended September 30, 2024 and 2023.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Deferred revenue was $13.0 million and $7.4 million as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024 and 2023, revenue recognized from the deferred revenue balance at the beginning of each period was $7.1 million and $7.4 million, respectively.
As of September 30, 2024, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year is $294.8 million. This amount consists primarily of long-term data licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $30.5 million in the remainder of 2024, $121.1 million in 2025, $116.0 million in 2026, and the remaining thereafter.
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
The holders of Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock did not have a contractual obligation to share in our losses. As such, our net losses for the three and nine months ended September 30, 2023 were not allocated to these participating securities.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stock:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$16,782	$13,071	$(922)	$(6,461)	$(214,623)	$(340,689)	$(13,149)	$(96,209)
Denominator:
Basic weighted-average common shares outstanding	95,100,497	74,069,425	7,346,923	51,508,666	52,069,654	82,654,238	7,033,315	51,462,229
Basic income (loss) per share attributable to common stockholders:	$0.18	$0.18	$(0.13)	$(0.13)	$(4.12)	$(4.12)	$(1.87)	$(1.87)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$18,356	$11,497	$(922)	$(6,461)	$(214,623)	$(340,689)	$(13,149)	$(96,209)
Denominator:
Basic weighted-average common shares outstanding	95,100,497	74,069,425	7,346,923	51,508,666	52,069,654	82,654,238	7,033,315	51,462,229
Weighted-average effect of dilutive potential common stock	23,152,994	—	—	—	—	—	—	—
Shares used in computation of diluted net income (loss) per share attributable to common stockholders	118,253,491	74,069,425	7,346,923	51,508,666	52,069,654	82,654,238	7,033,315	51,462,229
Diluted net income (loss) per share attributable to common stockholders	$0.16	$0.16	$(0.13)	$(0.13)	$(4.12)	$(4.12)	$(1.87)	$(1.87)
The following outstanding potentially dilutive shares, including stock options that have been exercised prior to vesting, were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Stock options	2,968,360	—	15,457,662	8,104,668	14,503,023	4,155,917	15,457,662	8,104,668
Unvested RSUs and RSAs	197,162	—	16,187,588	4,475,150	13,193,757	635,484	16,187,588	4,475,150
Preferred shares	—	—	5,104,017	67,917,432	—	—	5,104,017	67,917,432
	3,165,522	—	36,749,267	80,497,250	27,696,780	4,791,401	36,749,267	80,497,250

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
The following table sets forth our financial assets that are measured at fair value on a recurring basis:

		September 30, 2024
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$426,959	$—	$—	$426,959
Commercial paper	Level 2	7,998	—	(1)	7,997
Marketable securities:
U.S. treasury securities	Level 1	864,618	2,488	(48)	867,058
U.S. agency bonds	Level 2	21,000	9	(3)	21,006
Non-U.S. government securities	Level 2	4,996	—	—	4,996
Corporate bonds	Level 2	154,038	940	(1)	154,977
Commercial paper	Level 2	180,731	304	—	181,035
Total		$1,660,340	$3,741	$(53)	$1,664,028

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
Gross unrealized gains (losses) within accumulated other comprehensive income (loss) were immaterial as of September 30, 2024 and December 31, 2023. There were no impairment charges due to credit losses during the three and nine months ended September 30, 2024 and 2023.
As of September 30, 2024, the amortized cost of marketable securities with maturities less than one year was $1.1 billion. The amortized cost of marketable securities with maturities between one and five years was $165.5 million.
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$19,424	$11,930
Other receivables	6,533	4,695
Interest receivable	3,495	3,071
Other	2,522	1,590
Total prepaid expenses and other current assets	$31,974	$21,286
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Computer equipment, furniture, and fixtures	$16,380	$14,136
Leasehold improvements	7,647	7,597
Construction-in-progress	439	—
Total property and equipment	24,466	21,733
Less: accumulated depreciation	(10,691)	(6,787)
Total property and equipment, net	$13,775	$14,946
Depreciation expense was immaterial for the three and nine months ended September 30, 2024 and 2023.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation and benefits	$59,667	$37,964
Deferred revenue	12,879	7,250
Accrued expenses	17,259	26,740
Revenue share payable and other	2,499	2,549
Holdback liability from acquisitions	—	6,111
Other	12,540	2,735
Total accrued expenses and other current liabilities	$104,844	$83,349
7. Acquisitions
On July 15, 2024, we completed an acquisition to enhance our technology and workforce. The aggregate purchase consideration was $19.9 million, which consisted of $17.1 million of cash consideration and $2.8 million related to the fair value of equity consideration. Additional consideration with a fair value of $10.7 million was determined to relate to post-combination expenses, primarily stock-based compensation for future employment services.
Of the aggregate purchase consideration, $4.3 million was allocated to developed technology with a useful life of three years, $15.9 million was allocated to goodwill, and the remainder was allocated to other assets acquired and liabilities assumed. The goodwill amount represents synergies from utilizing the acquired technology across our business and from the assembled workforce. Goodwill recorded in connection with the acquisition is not deductible for income tax purposes.
The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and valuation assessments are finalized. We expect to finalize the purchase accounting within the one-year measurement period.
8. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill during the nine months ended September 30, 2024 was as follows:

(in thousands)
Balance as of December 31, 2023	$26,299
Goodwill acquired	15,875
Balance as of September 30, 2024	$42,174
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	September 30, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$19,572	$27,888	2.8
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$20,172	$27,888

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$43,160	$12,973	$30,187	3.6
Other intangible assets	600	467	133	0.3
Total acquired intangible assets	$43,760	$13,440	$30,320
Amortization expense was immaterial for the three months ended September 30, 2024 and 2023 and $6.7 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Cryptocurrency
During the three months ended September 30, 2024, we sold the majority of our cryptocurrency portfolio, which consisted primarily of Bitcoin and Ether. The net carrying value of our cryptocurrencies, as well as the gain recognized on sale, was immaterial for the periods presented.
9. Debt
Revolving Line of Credit
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of September 30, 2024, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $5.0 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.0 million. The aggregate available balance under the Revolving Credit Facility was $745.0 million as of September 30, 2024.
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
The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of September 30, 2024.
10. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the nine months ended September 30, 2024, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Legal Matters and Indemnifications
Please refer to the “Notes to the Consolidated Financial Statements” included in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus for details on legal proceedings and indemnifications. There were no material changes to legal matters or indemnifications during the nine months ended September 30, 2024.
11. Stockholders' Equity (Deficit)
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	September 30, 2024	December 31, 2023
Outstanding stock options	18,658,940	29,795,909
Outstanding RSUs	13,632,079	27,627,171
Conversion of outstanding convertible preferred stock	—	73,021,449
Remaining shares reserved for future issuances under the 2017 Plan	—	7,919,000
Remaining shares reserved for future issuances under the 2024 Plan	36,444,908	—
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	70,073,132	139,700,734
The remaining shares reserved for future issuance under the 2024 Plan relate to Class A common stock.
12. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the nine months ended September 30, 2024:

	Service- based RSUs	RSAs	Market and Performance- based RSUs	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2023	25,406,057	87,030	1,393,446	26,886,533	$29.17
Granted	4,815,577	153,648	43,353	5,012,578	$49.80
Vested	(15,381,261)	(43,516)	(1,351,867)	(16,776,644)	$29.41
Canceled/Forfeited	(1,262,437)	—	(30,789)	(1,293,226)	$29.92
Unvested as of September 30, 2024	13,577,936	197,162	54,143	13,829,241	$36.29
As of September 30, 2024, we had RSUs and RSAs outstanding for 13,829,241 common shares, of which 13,193,757 relate to Class A common stock and 635,484 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $328.1 million as of September 30, 2024 and is expected to be recognized over a weighted-average period of 1.55 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity during the nine months ended September 30, 2024:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2023	29,795,909	$17.83	6.00	$500,472
Exercised	(11,047,254)	5.70
Canceled/Forfeited	(89,715)	8.87
Balance as of September 30, 2024	18,658,940	$25.06	6.17	$798,086
Vested as of September 30, 2024	10,950,664	$11.31	4.04	$603
Vested and expected to vest as of September 30, 2024	18,658,940	$25.06	6.17	$798,086

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
As of September 30, 2024 we had outstanding stock options for 18,658,940 common shares, of which 14,503,023 relate to Class A common stock and 4,155,917 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $119.9 million as of September 30, 2024 and is expected to be recognized over a weighted-average period of 4.18 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$70	$19	$389	$82
Research and development	41,343	5,157	387,801	18,407
Sales and marketing	7,451	1,249	75,116	4,335
General and administrative	25,894	2,967	253,226	9,151
Stock-based compensation expense	$74,758	$9,392	$716,532	$31,975
13. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three and nine months ended September 30, 2024 and 2023, income tax expense (benefit) was immaterial. We continue to maintain a full valuation allowance on our remaining federal and state deferred tax assets.
14. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of September 30, 2024, Advance Magazine Publishers Inc. (“Advance”) held approximately 24% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. Moreover, pursuant to the terms of the Restated Certificate and that certain Governance Agreement, dated as of March 19, 2024, by and among us, Steve Huffman, our Chief Executive Officer and a member of our board of directors, and Advance, Advance has the right to designate two directors for inclusion in the slate of nominees for election as directors at an annual or special meeting of stockholders, to designate one nonvoting observer to the board of directors, and to have one of its designees sit on each committee of the board of directors (other than the audit committee), subject to certain limitations set forth in the Restated Certificate. Additionally, the affirmative vote or written consent of Advance will be required for us to take certain corporate actions. These rights will continue until the first to occur of the following events: (i) a change of control of Advance or Reddit; (ii) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock; and (iii) (a) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 50% of the number of outstanding shares of our equity securities held by Advance upon the closing of our IPO, and (b) the then-outstanding shares of our Class B common stock, in the aggregate, represents less than 7.5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three and nine months ended September 30, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in our Prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview of Third Quarter 2024 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 97.2 million for the three months ended September 30, 2024, an increase of 47% year over year
•Average revenue per unique (“ARPU”) was $3.58 for the three months ended September 30, 2024, an increase of 14% year over year
Financial Results
•Revenue was $348.4 million for the three months ended September 30, 2024, an increase of 68% year over year
•Gross margin was 90.1% for the three months ended September 30, 2024, as compared to 87.3% in the three months ended September 30, 2023
•Operating expenses were $306.9 million for the three months ended September 30, 2024 as compared to $200.7 million in the three months ended September 30, 2023
•Net income (loss) was $29.9 million for the three months ended September 30, 2024, as compared to $(7.4) million in the three months ended September 30, 2023
•Adjusted EBITDA was $94.1 million for the three months ended September 30, 2024, as compared to $(6.9) million in the three months ended September 30, 2023
•Net cash provided by (used in) operating activities was $71.6 million for the three months ended September 30, 2024, as compared to $(7.7) million in the three months ended September 30, 2023
•Free Cash Flow was $70.3 million for the three months ended September 30, 2024, as compared to $(11.6) million in the three months ended September 30, 2023
•Cash, cash equivalents, and marketable securities were $1.7 billion as of September 30, 2024
Key Financial and Operating Metrics
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
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	7%	5%	7%	15%	27%	37%	51%	47%
Logged-in DAUq YoY Growth:	17%	13%	14%	19%	21%	27%	31%	27%

Total DAUq YoY Growth:	6%	6%	9%	19%	34%	45%	59%	51%	Total DAUq YoY Growth:	7%	4%	5%	12%	21%	30%	44%	44%
Logged-in DAUq YoY Growth:	15%	12%	12%	16%	20%	27%	32%	29%	Logged-in DAUq YoY Growth:	19%	14%	16%	22%	21%	28%	30%	26%
We assess both year over year and quarter over quarter growth of DAUq in each period.

In the three months ended September 30, 2024, global DAUq grew 47% compared to the prior year period, driven by 51% growth in DAUq in the United States and 44% growth in DAUq in the rest of world. Global DAUq grew 7% compared to the prior quarter period, driven by 6% growth in DAUq in the United States and 7% growth in DAUq in the rest of world. The growth in global DAUq in the three months ended September 30, 2024 compared to the prior year period and prior quarter period was impacted by the combination of third-party search engine and algorithm changes, traction in our growth strategies, and product enhancements.
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
Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	3%	2%	5%	15%	29%	40%	57%	53%
DAUq/WAUq:	28%	28%	28%	28%	27%	27%	27%	27%

WAUq YoY Growth:	3%	4%	9%	21%	39%	53%	68%	58%	WAUq YoY Growth:	4%	1%	1%	9%	20%	30%	48%	48%
In the three months ended September 30, 2024, global WAUq grew 53% compared to the prior year period, driven by 58% growth in WAUq in the United States and 48% growth in WAUq in the rest of world. In the three months ended September 30, 2024, global WAUq increased 7% compared to the prior quarter period, driven by 6% growth in WAUq in the United States and 7% growth in WAUq in the rest of world. For the three months ended September 30, 2024, the proportion of DAUq to WAUq was 27%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the nine months ended September 30, 2024, we recorded revenue of $872.5 million, as compared to revenue of $554.3 million for the nine months ended September 30, 2023, representing an increase of 57% compared to the prior year period.
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

Quarterly ARPU
(in dollars)

YoY Growth:	6%	7%	15%	5%	(2)%	8%	2%	14%
QoQ Growth:	17%	(22)%	11%	4%	9%	(14)%	5%	16%

YoY Growth:	5%	5%	15%	—%	(7)%	3%	(5)%	12%	YOY Growth:	17%	12%	9%	16%	3%	10%	17%	16%
QoQ Growth:	13%	(22)%	13%	1%	5%	(13)%	4%	19%	QoQ Growth:	33%	(23)%	6%	8%	18%	(18)%	13%	6%
During the three months ended September 30, 2024, ARPU was $3.58, an increase of 14% compared to $3.14 for the prior year period, United States ARPU was $5.88, compared to $5.27 for the prior year period, and rest of world ARPU was $1.32, compared to $1.14 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, while pricing was consistent with the prior year period. The increase in global ARPU compared to the prior quarter period was due primarily to an increase in advertising revenue driven by an increase in pricing, and to a lesser extent, an increase in impressions delivered. Additionally, global ARPU increased in both periods as a result of data licensing agreements executed in 2024.
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
The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$29,853	$(7,383)	$(555,312)	$(109,358)
Add (deduct):
Interest (income) expense, net	(21,155)	(14,292)	(57,543)	(37,965)
Income tax expense (benefit)	(31)	445	118	2,859
Depreciation and amortization(1)	3,969	3,288	11,482	9,947
Stock-based compensation expense and related taxes(2)	83,326	9,423	745,635	32,706
Restructuring costs(3)	—	—	—	8,098
Other (income) expense, net	(1,813)	1,645	(703)	1,288
Adjusted EBITDA	$94,149	$(6,874)	$143,677	$(92,425)
________________
(1)Includes depreciation and amortization as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$—	$—	$—	$152
Research and development	2,473	1,946	6,892	5,795
Sales and marketing	1,215	1,059	3,594	3,157
General and administrative	281	283	996	843
Depreciation and amortization	$3,969	$3,288	$11,482	$9,947
(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$70	$19	$389	$82
Research and development	46,022	5,164	404,445	18,867
Sales and marketing	8,805	1,253	79,786	4,455
General and administrative	28,429	2,987	261,015	9,302
Stock-based compensation expense and related taxes	$83,326	$9,423	$745,635	$32,706
(3)During the nine months ended September 30, 2023, we incurred restructuring costs of $8.1 million, primarily composed of severance and benefits expense. These charges are non-recurring and are not reflective of underlying trends in our business.
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$71,622	$(7,703)	$132,071	$(57,681)
Less:
Purchases of property and equipment	(1,353)	(3,936)	(5,406)	(5,122)
Free Cash Flow	$70,269	$(11,639)	$126,665	$(62,803)
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$348,351	$207,508	$140,843	68%	$872,498	$554,279	$318,219	57%
Net income (loss)	29,853	(7,383)	37,236	NM	(555,312)	(109,358)	(445,954)	NM
Adjusted EBITDA(1)	94,149	(6,874)	101,023	NM	143,677	(92,425)	236,102	NM
_________________
NM - Not meaningful
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$348,351	$207,508	$872,498	$554,279
Costs and expenses:
Cost of revenue	34,633	26,395	91,750	82,094
Research and development	166,701	108,285	746,508	326,778
Sales and marketing	74,510	55,114	270,063	172,250
General and administrative	65,653	37,299	377,617	116,333
Total costs and expenses	341,497	227,093	1,485,938	697,455
Income (loss) from operations	6,854	(19,585)	(613,440)	(143,176)
Other income (expense), net	22,968	12,647	58,246	36,677
Income (loss) before income taxes	29,822	(6,938)	(555,194)	(106,499)
Income tax expense (benefit)	(31)	445	118	2,859
Net income (loss)	$29,853	$(7,383)	$(555,312)	$(109,358)
Adjusted EBITDA(1)	$94,149	$(6,874)	$143,677	$(92,425)
Net cash provided by (used in) operating activities	$71,622	$(7,703)	$132,071	$(57,681)
Free Cash Flow(2)	$70,269	$(11,639)	$126,665	$(62,803)
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
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	10	13	11	15
Research and development	48	52	86	59
Sales and marketing	21	27	31	31
General and administrative	19	18	43	21
Total costs and expenses	98	110	171	126
Income (loss) from operations	2	(10)	(71)	(26)
Other income (expense), net	7	6	7	7
Income (loss) before income taxes	9	(4)	(64)	(19)
Income tax expense (benefit)	0	0	0	1
Net income (loss)	9%	(4)%	(64)%	(20)%
Three and nine months ended September 30, 2024 and 2023

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$348,351	$207,508	$140,843	68%	$872,498	$554,279	$318,219	57%
Revenue for the three and nine months ended September 30, 2024 increased by $140.8 million and $318.2 million, or 68% and 57%, respectively, compared to the prior year periods. The growth in revenue in the three months ended September 30, 2024 was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, while pricing was consistent with the prior period. The growth in revenue in the nine months ended September 30, 2024 was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, partially offset by a decrease in pricing. In addition, other revenues increased in both periods as a result of data licensing agreements executed in 2024.
Cost of Revenue

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$34,633	$26,395	$8,238	31%	$91,750	$82,094	$9,656	12%
Cost of revenue for the three and nine months ended September 30, 2024 increased by $8.2 million and $9.7 million, or 31% and 12%, respectively, compared to the prior year periods. The increase in cost of revenue was primarily attributable to increased hosting usage to support user growth on our platform and an increase in other advertising services, partially offset by hosting cost efficiencies and lower hosting prices.
Research and Development Expenses

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$166,701	$108,285	$58,416	54%	$746,508	$326,778	$419,730	128%
Research and development expenses for the three and nine months ended September 30, 2024 increased by $58.4 million and $419.7 million, or 54% and 128%, respectively, compared to the prior year periods. The increase in the three months ended September 30, 2024 compared to the prior year period was driven primarily by higher stock-based compensation expense and related taxes post-IPO and an increase in other employee-related costs. The increase in the nine months ended September 30, 2024 compared to the prior year period was driven primarily by higher stock-based compensation expense and related taxes, including the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition.
Sales and Marketing Expenses

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$74,510	$55,114	$19,396	35%	$270,063	$172,250	$97,813	57%
Sales and marketing expenses for the three and nine months ended September 30, 2024 increased by $19.4 million and $97.8 million, or 35% and 57%, respectively, compared to the prior year periods. The increase in the three months ended September 30, 2024 compared to the prior year period was driven primarily by higher stock-based compensation expense and related taxes post-IPO and an increase in other employee-related costs. The increase in the nine months ended September 30,

2024 compared to the prior year period was driven primarily by higher stock-based compensation expense and related taxes, including the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition.
General and Administrative Expenses

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$65,653	$37,299	$28,354	76%	$377,617	$116,333	$261,284	225%
General and administrative expenses for the three and nine months ended September 30, 2024 increased by $28.4 million and $261.3 million, or 76% and 225%, respectively, compared to the prior year periods. The increase in the three months ended September 30, 2024 was driven primarily by higher stock-based compensation expense and related taxes post-IPO compared to the prior year period. The increase in the nine months ended September 30, 2024 compared to the prior year period was driven primarily by higher stock-based compensation expense and related taxes, including the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition.
Other Income (Expense), Net

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$22,968	$12,647	$10,321	82%	$58,246	$36,677	$21,569	59%
Other income (expense), net for the three and nine months ended September 30, 2024 increased by $10.3 million and $21.6 million, or 82% and 59%, respectively, compared to the prior year periods. The increase in both periods was primarily due to higher interest earned on our cash and investments driven by higher interest rates and a higher invested balance.
Income Tax Expense (Benefit)

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$(31)	$445	$(476)	(107)%	$118	$2,859	$(2,741)	(96)%

Income tax expense (benefit) for the nine months ended September 30, 2024 decreased by $2.7 million, or 96%. The decrease in income tax expense was primarily attributable to a decrease in taxable income in the current period.
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
As of September 30, 2024, we had $1.7 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. As of September 30, 2024, approximately 3% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of September 30, 2024, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $5.0 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.0 million. The aggregate available balance under the Revolving Credit Facility was $745.0 million as of September 30, 2024.
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
The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of September 30, 2024.
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
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2024	2023
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$132,071	$(57,681)
Net cash provided by (used in) investing activities	(397,590)	59,704
Net cash provided by (used in) financing activities	380,238	(3,519)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$114,719	$(1,496)
Free Cash Flow	$126,665	$(62,803)
Operating Activities
Net cash provided by operating activities was $132.1 million in the nine months ended September 30, 2024, resulting primarily from adjustments for non-cash items, primarily related to stock-based compensation expense of $716.5 million, and an increase in accounts payable and accrued expenses and other current liabilities of $44.6 million due to timing of payments. These increases were partially offset by net loss of $(555.3) million in the nine months ended September 30, 2024, an increase in accounts receivable of $38.9 million due to the increase in revenue, and net amortization of premium on marketable securities of $(31.9) million. Net cash used in operating activities was $(57.7) million in the nine months ended September 30, 2023, resulting primarily from net loss of $(109.4) million, partially offset by adjustments for non-cash items, primarily related to stock-based compensation expense of $32.0 million, and an increase in accrued expenses and other current liabilities of $19.6 million due to timing of payments.
Investing Activities
Net cash used in investing activities was $(397.6) million in the nine months ended September 30, 2024, primarily due to additional purchases of marketable securities of $1.4 billion and cash paid for acquisitions, net of cash acquired of $17.1 million, partially offset by maturities of marketable securities of $1.0 billion. Net cash provided by investing activities was $59.7 million in the nine months ended September 30, 2023, primarily due to maturities and proceeds from the sale of marketable securities of $992.8 million, partially offset by purchases of marketable securities of $928.0 million.

Financing Activities
Net cash provided by financing activities was $380.2 million in the nine months ended September 30, 2024 and consisted primarily of cash proceeds from the issuance of class A common stock in our initial public offering, net of underwriting discounts and commissions, of $600.0 million and proceeds from exercises of employee stock options of $62.9 million, partially offset by cash payments for taxes related to net share settlement of restricted stock units of $268.1 million. Net cash used in financing activities was $(3.5) million in the nine months ended September 30, 2023 and consisted primarily of cash payments of $4.2 million for taxes paid related to net share settlement of restricted stock units, partially offset by proceeds from exercises of employee stock options of $2.6 million.
Free Cash Flow
Free Cash Flow was $126.7 million for the nine months ended September 30, 2024, and was composed of net cash provided by operating activities, resulting primarily from adjustments for non-cash items and changes in working capital, partially offset by net loss. Free Cash Flow was $(62.8) million for the nine months ended September 30, 2023, and was composed of net cash used in operating activities, resulting primarily from net loss, partially offset by adjustments for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $5.4 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the increase in Free Cash Flow as compared to the prior year was driven primarily by the increase in cash provided by operating activities.
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
Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the nine months ended September 30, 2024, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Prospectus.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $515.9 million and $401.2 million as of September 30, 2024 and December 31, 2023, respectively. We had marketable securities of $1.2 billion and $0.8 billion as of September 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three and nine months ended September 30, 2024 and 2023, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three and nine months ended September 30, 2024 and 2023, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three and nine months ended September 30, 2024 and 2023, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
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

Part II - Other Information
Item 1. Legal Proceedings
This information is set forth under Note 10—Commitments and Contingencies—Legal Matters and Indemnifications to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
•We have a history of net losses and we may not be able to maintain profitability in the future.
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
We have a history of net losses and we may not be able to maintain profitability in the future.
Although we had net income of $29.9 million for the three months ended September 30, 2024, we have previously incurred net losses since our inception, and we may incur net losses in the future. We incurred net losses of $(90.8) million and $(555.3) million for the year ended December 31, 2023 and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $(1.3) billion. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to achieve or maintain profitability. While we have recently undertaken cost reduction measures, we expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
Given the breadth of interests represented on our platform, global events, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, can have a profound impact on Reddit’s communities and moderators, even when the impact on our business, results of operations, and financial condition is limited. As an example, Reddit has no offices in either Russia or Ukraine, does not accept advertisements targeting Russia or that originate from any Russian-based entity, government, or private citizen, and has limited traffic and users in both countries given our early localization efforts. Nevertheless, the conflict has required our internal teams to shore up our site-wide defenses and provide support, resources, and specialized tooling to those impacted communities. While Reddit will continue to make our platform available for people to connect, support each other, access reliable information, and express their authentic opinions and feelings during difficult times, we cannot ensure that all of our efforts to support our communities will be successful.

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
The licensing of data for machine learning and AI training purposes is a novel business model without an established track record, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on this opportunity. Although we have negotiated data agreements with a number of partners that are medium-term in length, to date, substantially all of the contract value associated with our licensing revenue is derived from two of our partners, and these arrangements may not be renewed, or they may be renewed based on less favorable terms, such as using fewer services at lower pricing. Our data license agreements are subject to terms and conditions, including API performance requirements, that we may be unable to meet. In addition, our existing data licensing agreements may be terminated, not renewed, or renewed on less favorable terms. The commercial market for large language models may not develop or may be limited by regulation or other factors, and accordingly, the value of data for AI training purposes may be reduced over time, and we may also not be able to secure arrangements on similar terms, or at all, with any other licensees. While our data licensing arrangements include protections against abuse and misuse of Reddit data, we may be unable to adequately control the misbehavior of partners or adequately protect our reputation externally and with respect to our communities.
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
Our mission—to bring community, belonging, and empowerment to everyone in the world—and company values are a significant part of our business strategy and who we are as a company. We believe that Redditors value our commitment to our mission of open discourse. However, because we hold ourselves to such high standards, and because we believe Redditors and our moderators have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to our mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission. In addition, adhering to our mission may negatively affect our reputation. For example, we remain under continued public scrutiny with regard to the moderation of content related to global elections, including in the 2024 U.S. presidential election. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of Redditors.
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
A significant natural disaster or other catastrophic event, such as an earthquake, fire, flood, power outage, telecommunications failure, cyberattack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, pandemic or other public health crisis, such as the COVID-19 pandemic, or other catastrophic occurrence could adversely affect our business, results of operations, financial condition, and prospects. For example, the COVID-19 pandemic led to certain business disruptions, including travel bans and restrictions, shelter-in-place orders, and the postponement or cancellation of major events, which affected the economy as a whole, and, although we saw increased growth in our user base during the COVID-19 pandemic, a future pandemic or similar health event could adversely affect our business, results of operations, financial condition, and prospects. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Furthermore, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflicts between Russia and Ukraine and in the Middle East, could have a broader impact that expands into other markets where we do business, which could adversely affect our business, vendors, partners, Redditors, or the economy as a whole. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services or disruptions in our activities or the activities of our vendors, partners, Redditors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, results of operations, financial condition, and prospects.
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
We anticipate that our ongoing efforts related to data privacy, safety, security, and content review will identify instances of misuse of user data or other undesirable activity by third parties on and off our platform.
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
We are subject to a variety of laws, rules, regulations, industry standards, and other legal obligations in the United States and abroad that involve matters central to our business, including content, intellectual property, rights of publicity and privacy, advertising, machine learning and AI, marketing, distribution, competition, consumer protections, protection of minors, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, and securities laws. These laws, rules, and regulations are stringent, evolving, and involve matters central to our business, including, among others:
•copyright or similar laws around the world, including the EU Directive on Copyright in the Digital Single Market (“EU Copyright Directive”), which has been implemented by certain EU member states, and the News Media Bargaining Code drafted by the Australian Competition and Consumer Commission, that introduce new constraining licensing regimes that could increase the liability of some content-sharing services with respect to content uploaded by their users, and may also require compensation negotiations with news agencies and publishers for the use of such content;
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
This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the EU passed the EU Copyright Directive, which expanded online platform liability for copyright infringement and regulated certain uses of news content online, which member states are currently implementing into their national laws. In addition, the EU revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states were required to implement into national law by December 2020. Irish regulators have designated us as a video-sharing platform service under their Online Safety and Media Regulation Act, implementing their version of the directive, and a court ruled against us in our challenge to that designation. We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. The governments of some countries, such as India and Pakistan, have passed laws and regulations restricting the distribution of content and products deemed to represent foreign or “immoral” influences. Numerous other countries in Europe, the Middle

East, Asia-Pacific, and Latin America are considering or have implemented legislation imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. Content-related legislation and regulations also have required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the EU Copyright Directive requires certain online services to obtain authorizations for copyrighted content or to implement measures to prevent the availability of that content, which may require us to make substantial investments in compliance processes. Member states’ laws implementing the EU Copyright Directive may also require online platforms to pay for content. In addition, the majority of the substantive provisions of the Digital Services Act in the EU took effect between 2023 and 2024, and have already, and will continue to, significantly increase our compliance costs and require changes to our processes and operations. Further, the European Electronic Communications Code, which EU member states are currently implementing into their national laws, has expanded the scope of the ePrivacy Directive’s security requirements and restrictions on communications data usage to certain over-the-top communications services. This expansion of the ePrivacy Directive may increase our compliance costs or require changes to our processes and operations. The UK Online Safety Bill, expected to take effect in phases between 2024 and 2026, may also significantly increase our compliance costs and proposes significant fines for certain breaches, up to the greater of GBP 18 million or 10% of our global, annual revenue. In the United States, changes to Section 230 of the Communications Decency Act or state or federal content-related legislation that impacts the scope of Section 230, or otherwise relates to our liability with respect to content on our platform, have increased in the past, and may in the future increase, our costs or require significant changes to our products, business practices, or operations, which could adversely affect Redditor growth and engagement. Any of the foregoing events could adversely affect our business, results of operation, financial condition, and prospects.
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
In addition, we are in the early stages of our data licensing efforts and are exploring data licensing opportunities where we believe the opportunity does not conflict with our values and the rights of Redditors. These programs may subject us to evolving approaches to the regulation of this data and implicate complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. For example, on March 14, 2024, we received a letter from the FTC advising us that the FTC’s staff is conducting a non-public inquiry focused on our sale, licensing, or sharing of user-generated content with third parties to train AI models. Given the novel nature of these technologies and commercial arrangements, we are not surprised that the FTC has expressed interest in this area. We do not believe that we have engaged in any unfair or deceptive trade practice. The FTC staff was interested in meeting with us to learn more about our plans and has requested information and documents from us as its inquiry continues. Regulatory engagements can be lengthy and unpredictable. Any regulatory engagement may cause us to incur substantial costs, and it is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
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

We have held cryptocurrencies and experimented with blockchain technology, and may do so in the future, which may subject us to exchange risk and additional tax, legal, and regulatory requirements.
We previously invested some of our excess cash reserves in Bitcoin and Ether and continue to acquire Ether and Matic as a form of payment for sales of certain virtual goods. Ether and Matic received from the sales of virtual goods was not material for the year ended December 31, 2023 or the nine months ended September 30, 2024. We also acquired and hold digital assets that are cryptocurrencies for use by our product and engineering teams, which is limited to specific uses. The prices of cryptocurrencies such as Bitcoin, Ether, and Matic have been and may continue to be highly volatile, and our ability to sell cryptocurrencies for fiat currencies or other cryptocurrencies may be subject to unanticipated suspensions in trading, as well as exchange rate risk, which we may choose not to (or may be unable to) partially or fully hedge against. As of September 30, 2024, we sold all Bitcoin and Ether we previously held for treasury purposes. Our investment policy requires approval by our board of directors for any future investments in cryptocurrencies. Any investments by us in cryptocurrencies for treasury purposes are limited to Bitcoin, Ether, and any other cryptocurrency that the SEC, Commodities Futures Trading Commission, or high-ranking members of the staff of such regulatory bodies may, through public statements or guidance, identify as likely not being a security. Such determinations, however, are risk-based judgments made by us, and while such judgments are informed by regulatory developments, any such determination does not constitute a legal standard or determination binding on any regulatory body.
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
In 2021 and in June 2024, the market prices and trading volumes of certain securities, such as GameStop Corp., AMC Entertainment Holdings, Inc., and other “meme” stocks, experienced extreme volatility. The rapid and substantial increases or decreases in the market prices of “meme” stocks may be unrelated to the respective issuer’s operating performance or macroeconomic or industry fundamentals, and the substantial increases may be significantly inconsistent with the risks and uncertainties that the issuer faces. This volatility has been attributed, in part, to strong and atypical retail investor interest, including as may be expressed on financial trading and other social media sites and online forums such as r/ wallstreetbets, one of our subreddits. Given the broad awareness and brand recognition of Reddit, including as a result of the popularity of r/wallstreetbets among retail investors, and the direct access by retail investors to broadly available trading platforms, the market price and trading volume of our Class A common stock could experience extreme volatility for reasons unrelated to our underlying business or macroeconomic or industry fundamentals, which could cause you to lose all or part of your investment.

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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our board of directors, entered into a voting agreement with each of (i) Advance and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. As of September 30, 2024, pursuant to such voting agreements, Mr. Huffman was entitled to vote shares representing approximately 69% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the board of directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
Sales of a substantial number of shares of our common stock could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the public market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of September 30 2024, we had 116,913,495 shares of Class A common stock outstanding, 57,241,263 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
Certain stockholders owning shares of our common stock are entitled, under our amended and restated investors’ rights agreement, to certain rights with respect to the registration of their Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock under the Securities Act of 1933, as amended (the “Securities Act”). Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of September 30, 2024, we had 18,658,940 options outstanding that, if fully exercised, would result in the issuance of 14,503,023 shares of Class A common stock and 4,155,917 shares of Class B common stock, as well as 13,193,757 shares of Class A common stock and 635,484 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.

Sales of our shares of Class A common stock pursuant to registration rights or otherwise may make it more difficult for us to sell securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)

During the three months ended September 30, 2024, we issued a total of 191,821 shares of our Class A common stock in connection with the acquisition of a technology company, which shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)
Use of Proceeds
On March 20, 2024, our registration statement on Form S-1 (File No. 333-277256), as amended (the “Registration Statement”), was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus filed March 21, 2024 and other periodic reports previously filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

REDDIT, INC.

Dated: October 29, 2024	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)