Form 10-K
period 2024-12-31
Reddit, Inc.
filed 2025-02-13
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.4 billion.
As of February 5, 2025, the registrant had outstanding 125,531,501 shares of Class A common stock and 55,372,848 shares of Class B common stock, each with a par value of $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•strategies to expand revenue sources from non-advertising sources, including content licensing and our user economy;
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
•our history of losses and ability to maintain profitability in the foreseeable future;
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
•sufficiency of our existing cash, cash equivalents, and marketable securities and amounts available under our revolving credit facility to meet our working capital and capital expenditure needs over at least the next 12 months; and
•other risks and uncertainties described in this Annual Report on Form 10-K, including those described in “Risk Factors.”
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

Part I
Item 1. Business
Our Mission
Our mission is to empower communities and make their knowledge accessible to all.
We built Reddit with the belief that communities unlock the power of human creativity and create a sense of belonging and empowerment for their members. Our over 100,000 active communities have channeled the power of human creativity to grow Reddit since our founding. We believe the world needs community more than ever, and that this represents our greatest opportunity to further enrich the lives of everyone in the world.
Overview: The Power of Reddit’s Communities
Reddit is a global, digital city where anyone in the world can join a community to learn from one another, engage in authentic conversations, explore passions, research new hobbies, exchange goods and services, create new communities and experiences, share a few laughs, and find belonging. People are diverse and have multiple interests. Just like in a city, where citizens are part of multiple subcommunities, on Reddit, users often belong to multiple communities. At Reddit, users can dive into anything, and if a community does not already exist around a particular topic, they can create one. In the three months ended December 31, 2024, an average of 101.7 million daily active uniques (“DAUq”) around the world came together on Reddit – continuously adding to our longstanding and constantly evolving human archive of information. They come together to share the rhythm of their daily discoveries, ask questions and receive advice, research before making a purchase decision, hear reactions to recent events, and thrive as a community. Built on shared interests, passion, and trust, Reddit has a community for everyone.
Communities on Reddit are organized based on specific interests and are called subreddits. Within subreddits, Redditors engage in active and in-depth conversations by sharing experiences, submitting links, uploading images and videos, and replying to one another in comment threads on any topic. Subreddits are denoted by an “r/” before their names: r/ explainlikeimfive helps people learn anything with child-friendly explanations; r/ lgbt helps people find their identity; and r/ BeyondTheBump helps people transition from pregnancy to parenthood. Redditors invest time to shape their communities, share their experiences, send support and supplies when someone is down on their luck, and even code scripts and develop tools to advance their communities.
Similar to how cities are made from cement and steel, but are really built by their citizens, Reddit is made from code and algorithms, but is really built by our users. It is a place where human ingenuity and creativity thrive. We empower users to participate and to shape Reddit by sharing content, upvoting or downvoting, and commenting. In addition, Redditors themselves not only create and build communities, but they also moderate these communities as volunteers to help keep them safe, vibrant, and true to themselves. Like cities, we design tools that give communities what they need to make their communities their own and evolve over time, rebuilding and reshaping by adapting to new technologies and reflecting new cultural trends. Newly created subreddits create a sense of belonging for their members, spurring the creation of more new subreddits to continue the cycle. In this way, Reddit’s community ecosystem grows and expands with the interests and passions of our users, keeping Reddit on trend and resilient to fading fads.
Reddit’s community ecosystem is organically built upon shared interests, passions, and trust rather than friends, celebrities, and their followers. This distinction results in a unique sense of belonging, privacy, and authenticity for our users. We do not require that users disclose their identities, freeing them from having to perform and the associated pressures to always appear perfect. As a result, users come to Reddit for fundamentally distinct purposes, with each adding incremental value to our entire community. Redditors are free to be vulnerable or ask questions they would not be able to ask anywhere else.
Powerful Platform Built Around Context and User Interest
These qualities not only make the experience more enjoyable for users, they also make Reddit a unique platform for advertisers due to our intentional, authentic, trusted nature and our strength in contextual and interest-based advertising. For advertisers, we provide access to a unique and highly engaged audience where our trusted, passionate communities drive recommendations on brands and buying decisions. Whether users come to Reddit through a third-party search engine or if they initiate their search on Reddit, our users often have high intent – they are looking for answers or recommendations that they can trust, and these users can benefit from the conversations and contextual ads that are displayed on Reddit.

A Valuable Source of Conversational Data and Knowledge
Over time, Reddit has evolved to become one of the internet’s largest corpuses of information, with over two billion posts and over 20 billion comments through December 31, 2024, and an average of 1.2 million posts created daily and 9.7 million comments created daily in December 2024. Our content is particularly important for artificial intelligence (“AI”) – it is a foundational part of how many of the leading large language models (“LLMs”) have been trained. Furthermore, we use internally built and trained models to improve many aspects of Reddit, including user onboarding, content translation, and moderation and safety. Our massive corpus of conversational data and knowledge is what makes us unique, and we believe its value will continue to grow over time as our user-generated data continues to grow.
Entrepreneurial User Economy
We are developing a user-powered economy on Reddit by providing our communities and creators with the requisite tools and incentives to drive continued creation and experiences. The Contributor Program enables people to earn money when other users reward their posts or comments. We have also enabled the ability to pay for applications created in the Reddit Development Platform. We believe these initiatives will open additional monetization channels for us.
Why Users Come to Reddit
The internet has given people the tools to redefine how we live. We have search engines to find content and social networks to share and follow each other. Our community of communities sets itself apart with its unique combination of characteristics and is designed to provide users with a trusted place to be authentic to themselves in sharing and discovering while maintaining their privacy.
Open, Growing Archive of Human Knowledge (2005–     )
Over the last 19 years, Reddit has become one of the internet’s largest open archives of human experiences. With over two billion posts and over 20 billion comments organized into communities, Reddit content provides authentic, human perspectives across almost any topic imaginable. Our constantly updated user-generated content provides a vast collection of human experiences, answers, and conversations and provides a source of fresh ideas. Reddit’s influence and relevance organically grows, and Reddit quickly responds to new topics based on real experiences. Topical communities such as r/ travel, r/ vanderpumprules, r/ MachineLearning, r/ cricket, r/ boxoffice, and r/ TaylorSwift have had meaningful breakouts as the headlines have evolved. As a result of Reddit’s scale and longevity, our content library is a broad memory of human interest, organically expanding and deepening into more topics. At times, Reddit may be the only place to find the information users are looking for, and users searching for information often come to Reddit and discover conversations taking place there.
Centered on Interests, with Unmatched Breadth and Depth of Human Knowledge
Time spent on Reddit is guided by personal intention and interests. Breadth of communities and depth of engagement means that Redditors benefit from a trove of knowledge organized by topic that we believe is unmatched by any other internet platform. Reddit is home to over 100,000 active subreddits, with over 500 subreddits that each have at least one million subscribers, which cover a wide variety of topics—r/ wholesomememes, r/ philosophy, r/ Cats, r/ InteriorDesign, r/ NBA, and r/ worldnews, to name a few—and can be creative, humorous, informative, inspirational, absurd, serious, or contemplative.
People-powered Curation for Authentic Interactions and Trusted Content
Our differentiated community approach underlies the interactions on our platform: Reddit is centered around human creativity and belonging. The content found in Reddit communities is curated by people, creating a highly relevant content experience that attracts users to our platform. Every post and comment on Reddit, regardless of the author, starts with one upvote, and must earn its visibility through community members upvoting it and boosting it to the subreddit’s front page. Unlike traditional social media, voting (both up and down) is completely anonymous, encouraging broader Redditor participation. This unique upvoting and downvoting system not only curates the quality and relevance of content, but also determines the prominence of a certain piece of content. We believe community-driven promotion of content leads to greater trust of the content on Reddit.
Authentic and Trusted Recommendations
Reddit’s community-powered recommendations are a foundational part of why so many users visit Reddit on a daily basis. In a world where consumers are increasingly inundated with curated messaging and product placement, Reddit stands out as a refreshing alternative, offering authentic human recommendations that people can actually trust. We see that trust reflected in the high velocity of people coming to Reddit to find great content and trusted recommendations.

Flexible Canvas for Self- and Community-expression
Every subreddit is a flexible canvas for communities to express themselves through a customizable experience. We give communities the ability to choose the format for conversations in their communities—text, image, video, opinion polls, chatrooms—which enables them to create dynamic and engaging experiences. We give moderators the creative tools to design the look and feel of communities, and we give developers an open application programming interface (“API”) to build bots and create features that shape their communities, meaning what a community envisions for itself drives its unique development.
Conversations flow across Reddit through cross-posting, where a post from one community can be shared into another community to spur new conversation with a different audience.
Layered Moderation, Community Management, and Safety Supports Trust
We are committed to continuously enhancing our policies and processes to promote the safety of users and moderators, and the health of our platform. Our approach is akin to a democratic city, wherein everyone has the ability to vote and self-organize, follow a set of common rules, and establish community-specific norms. This approach gives Redditors a voice and agency in the process and also means that any content that gains traction on Reddit has been reviewed in context by humans.
Communities self-organize and create subreddit-level rules that are tailored to their unique circumstances, and volunteer moderators within the community enforce those rules. Moderators have context as leaders and members of their communities to define and enforce the rules to create a harmonious community experience. The result is that each community has its own unique environment in which Redditors can express their genuine perspective and share real experiences while discouraging bad behavior. We backstop this bottoms-up organic moderation engine with our site-wide Content Policy, a set of overarching rules and policies that govern all content on Reddit. Our Content Policy is intended to be protective, not intrusive. It helps protect against harassment, bullying, and violence – especially hate based on identity or vulnerability.
Our Strategy for Growing Users and Engagement
Our strategy is to support the growth and engagement of our communities. We aim to become Redditors’ first choice when they are exploring their passions, looking for entertainment, or keeping tabs on culture and news. We intend to grow users and engagement through the following initiatives:
•Grow Awareness and Engagement of Reddit. We plan to expand the ways people become aware of Reddit through various strategies depending on the type of use case and user, including search engine optimization and partnerships. We have also invested in improving our off-platform presence, by making it easier to share and embed Reddit content on other surfaces and websites. We had an average of 101.7 million DAUq and 379.4 million WAUq in the three months ended December 31, 2024. We believe that there is a significant opportunity to convert many of the users who come to Reddit on a weekly or monthly basis to daily users. We plan to continue to grow engagement by focusing on:
◦Improving Discovery and User Experience. We want to make it easier for new and existing Redditors to discover relevant communities and content. To that end, we are applying machine learning to improve the classification of our content and interest-based recommendations. For example, we are deploying internally built models to improve the experiences of Redditors by increasing the likelihood that their posts will qualify for a particular subreddit. In addition, we want the basic features of Reddit to be easier to use and more accessible, including posting into communities, finding and creating new communities, and moderating these communities.
◦Customized Content Recommendations. We utilize AI to recommend relevant posts and communities, utilizing factors such as search queries, post topics, and engagement with similar users to enhance both the search and discovery experience. We believe our investments in AI have improved new user onboarding and driven engagement with existing users. For example, we re-trained our New Home Feed ranking with significantly more data and user signals. In the three months ended December 31, 2024 compared to the three months ended December 31, 2023, we observed an increase of 30% in “Good Visits,” defined as a user consuming a post for more than 30 seconds.
•Reinventing Search. While we are still in the early innings, search is already a key action taken on Reddit with an average of over 40 million daily search queries directly on Reddit in December 2024. We recognize the importance of search, and have made investments to make searches more relevant and drive deeper engagement. In December 2024, we tested a new feature, Reddit Answers, which returns the most relevant conversations for any topic people are interested in learning more about. We have seen people use Reddit Answers for a range of topics from planning trips to researching the best products before making a purchase decision.

•Grow Our International User Base. During the three months ended December 31, 2024, approximately 53% of Redditors visited the platform from outside of the United States. In the three months ended December 31, 2024, over 90% of all Reddit posts were made in English. We see a massive opportunity to grow in geographies outside of the United States and in languages beyond English. As of December 31, 2024, approximately one billion posts have been translated in various languages, including Spanish, French, Italian, German, Portuguese, Swedish, Dutch, and Filipino. We are continuing to make more content available in many more languages, including Polish, Hindi, Bengali, Thai, Malaysian, and Vietnamese. Additionally, we are curating the Community Tab, Trending Today carousel, and sending highly relevant push notifications to help international users find and engage regularly with locally relevant and trending content. We have captured increased international momentum, with an average of 53.7 million international DAUq for the three months ended December 31, 2024, representing 46% growth year over year.
Why Advertisers Come to Reddit
Reddit is the place where people, entities of public interest, and businesses come together to engage in authentic human-to-human conversations structured around their interests. Across our diverse communities, people seek and share information in context about products and services, often with high purchase intent. We have made investments and acquisitions that have enabled us to be a leader in contextual and interest-based advertising. Advertisers of all sizes rely on Reddit to find highly engaged, high-intent customers in conversations that drive decisions at every stage of the path to purchase.
Advertisers come to Reddit for distinctive benefits:
•Contextual and Interest-based Advertising. Reddit’s advertising platform enables marketers to find relevant audiences on the Reddit platform using our interest graph and to reach users in contextually relevant communities and conversations, using engaging and performant formats. For example, an advertiser with a camping product can reach people who love outdoor activities across Reddit. This is interest-based advertising. Similarly, the same advertiser can reach people who are in a conversation specifically about what to buy. A person exploring what gear they need in r/ camping or r/ Outdoors may see an ad for camping gear, in context, within that conversation. That is contextual advertising. Reddit’s unique community structure and interest-driven model acts as a strong signal for advertisers.
•Ability to Connect with a High-Intent Audience Seeking Recommendations on the Path to Purchase. Many people come to Reddit, directly or through search, to get recommendations and make purchase decisions. The conversations that happen on the platform play a strong role at every stage of the customer journey, assisting in discovery, consideration, validation, decision, and post-purchase. These conversations create a unique opportunity for advertisers to engage Redditors who are considering brands and products.~~.~~
•Authentic and Attentive Audience in an Attractive Demographic. In December 2024, the average active minutes on Reddit per logged-in user in the United States was between 25 and 30 minutes per day, and there was an average of 101.7 million DAUq during the three months ended December 31, 2024. During this period, approximately 47% of DAUq were from the United States, and the remainder were from the rest of the world.
•Gain Access to a Platform with Data Signals that is Built to Respect Privacy. The performance of our advertising model is based on first-party data from user-directed activities on the platform, such as the communities that users visit or join and the content they are engaging in. The foundation of our ad performance is based on context and interest instead of tracking users based on personally identifiable information. This is unique in the digital advertising marketplace; our lack of reliance on third-party data makes our offering more resilient to the loss of signal that other platforms rely upon as well as forthcoming changes to the internet ecosystem.
•Action-Oriented Outcomes that Drive Attractive, Measurable Return on Investment. Advertisers can bid in our auctions in a way that aligns with their business objectives. They can select from objectives across the full-funnel (e.g., impressions, traffic, conversions, install) to reach the audience most relevant for their desired goals. Our marketplace then optimizes to drive incremental value and efficiency for advertisers.
•Multiple Layers of Brand Safety and Customizable Controls. Beyond our multiple layers of moderation and safety across platform content, we also offer advertiser-level controls. Our Content Policy establishes the type of content that is not allowed across all communities, with community rules determining content within each community. From there, our brand safety approach expands coverage by providing proactive solutions focused on creating a safe environment for any business on Reddit by showing ads in communities and alongside content that has been reviewed and deemed appropriate for advertising. In addition, advertiser-level controls enable businesses to further customize their brand safety preferences on Reddit. Advertiser controls include both 1P and 3P proactive capabilities. Our 3P proactive controls are built in partnership with IAS. In addition we provide post-campaign reporting through IAS and DV across brand safety, viewability, and invalid traffic reporting.
The Future of Our Platform and Monetization Strategies
Advertising
Reddit is a unique place on the internet, and we believe that we have many avenues to increase value to advertisers through our interest- and community-based platform. We continue to expand our ad platform capabilities to enable more ways for customers to invest to grow their business on Reddit. We are still in the early phases of our opportunity and plan to pursue the following eight levers to expand our monetization and average revenue per unique(1):
1.More Context and Interest. We plan to continue to add additional contextual and interest-based signals and intelligence into our advertiser platform. We believe this will help advertisers find more relevant audiences on Reddit. This includes existing placements in the home feed and in conversations, as well as potential future opportunities (e.g., ads on search pages; video ads).
2.Deliver ROI with Marketplace Optimizations. We are in the early stages of using machine learning and prediction models to better match supply and demand and deliver return on investment (“ROI”) for our advertisers. We are currently focused on using our powerful prediction models to work across objectives, placements, and formats – helping to better predict conversion rates of an ad (e.g., installs; purchases).
3.Advertiser Diversity and Depth. We plan to increase the types, sizes, and geographies of advertisers we reach and expand annual partnerships for longer-term visibility. We aim to grow our advertisers from endemic advertisers in verticals where we have the largest number of active communities, like technology and communications; business, legal, and finance; and media and entertainment, to newer verticals such as automotive; retail; consumer packaged goods; pharmaceuticals; and food and beverage. We are focused on geographic markets where we have teams, channel partners, or vendors to help manage small- and mid-size businesses globally.
4.Demonstrate ROI. By improving the measurement of our ads, we can provide better data to show our advertisers the ROI of their presence on Reddit. We have invested in measurement capabilities that enable advertisers to better understand the impact of their Reddit campaign. This includes expanding Conversion API ecosystem to new partners, improving Pixel implementation, investing in the foundation of on-platform conversion-lift, and on-platform brand lift.
5.AI-Powered Audience Reach and Bidding. We are using machine learning models for contextual keyword audience reach and interest-based audience reach, ranking ads based on brand suitability and machine learning-predicted user engagement. Additionally, machine learning-powered “auto-bidding” (e.g., Maximum Clicks and Maximum Conversions) helps advertisers maximize campaign objectives and ROI while avoiding extensive manual testing.
6.Expanded Formats and Offerings. We plan to continue to develop new ad positions based on evolving consumer behaviors on the platform (e.g., search usage growth). We plan to expand our ad formats in ways that allow advertisers to creatively talk to communities and share more information (e.g., product-level creative; AMAs).
7.Automation/Scale Service Model. Through easier onboarding, setup, campaign management, and optimization, we expect to scale our service model through diverse service channels matched to client needs – from managed service models, to hybrid, to enabling advertisers to activate with little to no sales team assistance (i.e., unmanaged). This simplifies core manual optimization tasks needed for more outcomes and better performance.
8.Acquire More Advertisers. With more automation in the future, we believe that we can become even more accessible to a larger portion of small- and medium-sized businesses enabled by partnerships and accelerated demand generation. We are also deepening our relationships with large agencies through solutions that enable enterprise operations across large clients.
Content Licensing
Reddit is one of the internet’s largest corpuses of authentic and constantly updated human-generated conversations, community, and content. In an increasingly data-driven world, we recognize that this information is increasingly important for a multitude of different uses and applications. We believe the internet should work for consumers and they should be able to find the information they need or experiences they want. And, organizations need to prioritize sources of real-time human
(1)    Average revenue per unique (“ARPU”) is defined as quarterly revenue in a given geography divided by the average DAUq in that geography perspectives—from a company looking for feedback on a new consumer product to investors trying to capture market sentiments or signals—and Reddit provides a differentiated solution. Reddit data and information constantly grows and regenerates as users come and interact with their communities and each other in genuine and authentic ways. We expect our growing data advantage to continue to be valuable across several applications of LLMs (e.g., search, run-time inference). We continue to strategically explore content licensing agreements with collaborative partners in the ecosystem ranging from marketing intelligence companies to enterprise-scale technology companies. We are also exploring go-to-market strategies for new verticals, including the financial services industry.
User Economy
Commerce has already emerged on our platform organically as a result of our interest-and community-based approach. Artisans sell their creations, collectors sell beloved items, and developers sell entertainment via originally developed video games. This activity has been taking place in communities dedicated to creativity, memorabilia, and fandoms for many years. We intend to support the Reddit user economy by providing our users and creators with the requisite tools and incentives to drive continued creation, improvements, and commerce. In turn, we believe this will open additional monetization channels for Reddit:
1.Developer Platform. We are providing developers with additional tools and increased monetization opportunities to unlock creativity on Reddit and incentivize continued improvements to the overall user experience and utility of the platform.
2.Contributor Program. As creators, builders, and developers generate value on our platform, we intend to empower these groups to participate in their value creation by receiving monetary benefits from Reddit and other community members. Increasingly, talented individuals are turning to online communities to share their creations with fans, peer creators, and enthusiasts. We are focused on increasing the types of ways that users can recognize contributors with real-world money to incentivize and reward quality content creation.
3.Community Experiences. We have a Collectible Avatars Creator Program, which empowers users to create, own, and monetize their artistic creations, and for which we receive a portion of the primary sales and royalty fees. We are also exploring ways to enable communities to offer subscriptions to premium experiences and engage with other paying members.
Competition
We are competing for people’s time and for global advertising spend. As such, we face significant competition across many areas of our business. People may choose to spend their time using other products when looking to fulfill the needs Reddit provides, such as being entertained, seeking information, diving into current events, exploring passions and hobbies, or peer-to-peer commerce. Examples of select competitors across several time spent categories include:
•For Seeking Information—Google, Amazon, YouTube, Wikipedia, X, and other news sites. Some users are also turning to LLMs such as ChatGPT, Gemini, and Anthropic.
•For Entertainment—Meta (including Facebook, Instagram, Threads, and WhatsApp), YouTube, Snap, X, TikTok, Roblox, and Twitch.
•For Passions and Hobbies—Facebook Groups, Discord, X, and Pinterest.
•For Peer-to-peer Commerce and User Economy—Facebook Marketplace, Nextdoor, Craigslist, Poshmark, Etsy, and Roblox.
Advertisers can also reach consumers via many other digital advertising platforms and channels. We compete directly with all other major advertising platforms as well as publishers including: Google, Meta, Snapchat, TikTok, Pinterest, and X. To compete effectively, we will need to enable advertisers to identify the audiences they wish to reach effectively and be able to accurately show the value of their investment. In addition, our content licensing offerings face competition from other sources of information, including news, publishing, entertainment, and social media.
Seasonality in Our Business
We have historically seen seasonality in our business and financial results, with an increase in overall advertiser spending in the fourth quarter, due in large part to end-of-year advertiser spending, typically followed by a weaker first quarter.

Intellectual Property
Our success depends in part on our ability to protect our intellectual property and proprietary technologies, and we rely on intellectual property rights in the United States and other jurisdictions, including patents, trademarks, copyrights, trade secret laws, license agreements, internal procedures, and contractual provisions. We also enter into confidentiality and invention assignment agreements with our employees and contractors and sign confidentiality agreements with third parties. Our internal controls restrict access to proprietary technology.
As of December 31, 2024, we had 51 pending trademark applications and 346 trademark registrations around the world. We also had 123 copyright registrations on various graphical designs and literary works and two pending utility patent applications and three provisional patent applications in the United States as of December 31, 2024. See “Risk Factors—Risks Related to Cybersecurity, Information Systems, and Intellectual Property” for more information regarding risks related to our intellectual property and proprietary rights.
Regulation
We are subject to many U.S. federal and state and foreign laws, rules, and regulations, including those related to privacy, rights of publicity, data protection, content regulation, intellectual property, health and safety, competition, protection of minors, consumer protection, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business.
Furthermore, foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. It is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely. We have a legal and a public policy team that monitor legal and regulatory developments in the United States, as well as globally, and communicates regularly with policymakers and regulators.
For additional information about government regulation applicable to our business, see “Risk Factors—Risks Related to Governmental Regulation and Litigation.”
Building the Future of the Internet at Reddit
To empower communities and make their knowledge accessible to all on Reddit, we believe that we must do so at Reddit first. It starts with our employees—whom we call Snoos—treating each other with respect through honoring our commitments and being kind, courteous, and professional to one another. Just as our users seek community to address needs around belonging, we cultivate that within our company via our Employee Resource Groups (ERGs). These groups represent Snoos who are veterans, BIPOC, LGBTQ+, of various abilities, women, and allies. We also host a range of less formal gatherings based on shared interests. Our Snoos often describe our work culture as fun, quirky, and a place where you can be your authentic self; this makes working at Reddit special and something that we believe to be a competitive advantage for us. To ensure that we continue to cultivate a strong workplace culture and make decisions that are best for our business, our users, and our Snoos, we have the following values to guide us:
•Reddit’s Mission First—To achieve our mission, it is important to remember that we’re in this together. We move forward with this one shared goal above all others.
•Make Something People Love—Our surest path to success is to make something people love.
•Evolve—Only by continually improving and learning will we succeed.
•Work Hard—Our mission is ambitious. It requires taking on and solving hard problems, and solving hard problems requires hard work. Nothing important is easy, and it is our firm belief that what we are working on is incredibly important. Each and every Snoo will have to give their best if Reddit is going to get to the next level.
•Default Open—The free flow of ideas and feedback is the lifeblood of a healthy organization, and Reddit must embrace it if we are to thrive.
As of December 31, 2024, we had 2,233 employees, including 1,768 in the United States.
Corporate Information
We were incorporated as a Delaware corporation in May 2011. We completed our initial public offering (“IPO”) in March 2024 and our Class A common stock is currently listed on the New York Stock Exchange under the symbol “RDDT.” Our principal executive offices are located at 303 2nd Street, South Tower, 5th Floor, San Francisco, California 94107, and our telephone number is (415) 494-8016.
“REDDIT,” the Reddit logos, and other trade names, trademarks, or service marks of appearing in this Annual Report on Form 10-K are the property of Reddit, Inc. or its affiliates. Other trade names, trademarks, or service marks appearing in this Annual Report on Form 10‑K are the property of their respective holders.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.redditinc.com when such reports are available on the SEC’s website. We use investor.redditinc.com, our corporate website, www.redditinc.com, and the subreddits r/ RDDT and r/ reddit, available at www.reddit.com/r/RDDT and www.reddit.com/r/reddit, respectively, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Information contained on, or that can be accessed through, investor.redditinc.com, www.redditinc.com, www.reddit.com, or our mobile applications are not incorporated into this filing, and the inclusion of our website address and references to any subreddits in this filing are inactive textual references only.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described more fully below in this Annual Report on Form 10-K. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and prospects. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.
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

•We are in the early stages of monetizing our business, and there is no assurance we will be able to scale our business for future growth.
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
•We are exploring business opportunities in content licensing, but we are in the early stages and the market is new and evolving rapidly.
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
Risks Related to Our Business
We face intense competition, and if we fail to grow or retain our user base or maintain user engagement, our business, results of operations, financial condition, and prospects could be adversely affected.
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

The absolute number of our DAUq and our DAUq growth rate has decreased in the past and may fluctuate or decrease in one or more markets from time to time due to various factors, especially after periods of high growth, such as we have experienced. For example, although we saw increased growth in our user base during the COVID-19 pandemic, we experienced lower levels of DAUq growth and declining DAUq as the effects of the COVID-19 pandemic subsided. DAUq has also declined in the past in periods following usage peaks surrounding certain worldwide events, such as the onset of the conflict between Russia and Ukraine in the three months ended March 31, 2022, and cultural trends, including video game releases, such as Elden Ring in the three months ended March 31, 2022, and traffic related to r/ wallstreetbets in the three months ended March 31, 2021. These usage peaks are driven by external factors that are outside of our control. Accordingly, such growth may not be repeatable and we may experience declines in DAUq in the future in similar circumstances. DAUq has also been volatile during community responses to domestic and international social unrest as well as in response to actions by us. For example, we saw increased growth in our user base in the three months ended December 31, 2023, which may have been driven in part by performance improvements in our product and possibly by migration of usage from certain third-party applications in response to changes in our application program interface (“API”) terms and policies. Such growth may not be sustainable. In the three months ended December 31, 2024, logged-out DAUq comprised 55% of global DAUq. Logged-out users typically come to Reddit via search engines, spend less time on the site, and do not monetize at the same rate as logged-in users. Furthermore, we anticipate that our DAUq growth rate will slow over time as the absolute number of our DAUq increases. To the extent our DAUq growth rate slows or becomes negative, our success will increasingly depend on our ability to increase levels of engagement and monetization on our platform, including the level at which users visiting us from search traffic become more frequent users of our platform.
A number of factors could harm Redditor growth and engagement or impact our ability to compete effectively, including if:
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
•we fail to effectively adopt new technologies, such as machine learning and artificial intelligence (“AI”), that our competitors may have more experience utilizing and leveraging in their products and services;
•Redditors have difficulty installing, updating, searching, or otherwise accessing our products and content or prefer to utilize third-party applications that have shut down or no longer integrate with our platform;
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
We also compete to attract and retain Redditors’ attention on the basis of our content and Redditor experiences with our platform and face significant competition for prospective users, both domestically and internationally. We compete against many companies that provide content and communications services to online users, including Google, Meta (including Facebook, Instagram, Threads, and WhatsApp), YouTube, Wikipedia, Snap, X, Pinterest, TikTok, Roblox, Discord, and Twitch, and which offer a variety of internet- and mobile device-based products, services, and content. Many of these companies have greater financial resources and substantially larger user bases than Reddit. Furthermore, as we pursue opportunities to empower our user economy, we expect to face competition from existing online marketplaces, including Patreon, Substack, and Squarespace. As a result, our competitors may draw users towards their products or services and away from ours. This could decrease the growth or engagement of Redditors, which, in turn, would negatively affect our business. In addition, we face competition from large language models (“LLMs”), such as those built by Google, Meta, OpenAI, and Anthropic; Redditors may choose to find information using LLMs, which in some cases may have been trained using Reddit content, instead of visiting Reddit directly.
We believe that sustained meaningful active Redditor growth is dependent on improving our products and services to demonstrate our value proposition to a larger audience and penetrating additional demographics, which we believe may take a considerable amount of time. If we are unable to increase our DAUq, or its growth rate, or if this metric declines, our products and services could be less attractive to potential new users, as well as to advertisers, which would harm our business, results of operations, financial condition, and prospects.
If Redditors do not continue to contribute content or their contributions are not valuable or appealing to other Redditors, we may experience a decline in the number of Redditors accessing our products and services and in user engagement, which could result in the loss of advertisers and may harm our reputation, business, results of operations, financial condition, and prospects.
Our success depends on our ability to provide users of our products and services with valuable content, which in turn depends on the content contributed by Redditors. We seek to foster a broad and engaged Redditor community. If Redditors do not continue to contribute content and otherwise engage with our platform, and we are unable to provide Redditors with valuable and timely content, our user base and their engagement may decline. A large portion of the content on our platform comes from a small number of Redditors contributing to communities (which are also known as subreddits). If prolific Redditors do not continue to contribute content and otherwise engage with our platform, or decide to leave our platform and encourage other Redditors to follow them to a new platform, our user base and their engagement may decline. Our platform may also be used by third parties to disseminate abusive or other harmful content in violation of our terms and applicable law. We may not proactively discover or quickly respond to such content once alerted to it due to our scale and the limitations of existing technology and operational infrastructure. If we are unable to successfully prevent or detect and timely address abusive or other harmful behavior on our platform, our user base and their engagement may decline. Additionally, in keeping with our mission to empower communities and make their knowledge accessible to all, our site-wide content policy is designed to be protective, but not intrusive. If Redditors perceive the content available on Reddit to be offensive, inappropriate, hostile, or otherwise objectionable, we may experience a decline in user activity generally, or among certain demographics. We generate a majority of our revenue from the sale of advertising services. If we experience a decline in the number of Redditors, or a decrease in Redditor growth rate or engagement, including as a result of lack of valuable or appealing content, or the loss of influential Redditors or subreddits, advertisers may not view our products and services as attractive for their marketing expenditures, and may reduce their spending with us, which would harm our reputation, business, results of operations, financial condition, and prospects.
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
We may not sustain our growth rate, and our results of operations may fluctuate from quarter to quarter, which makes them difficult to predict.
Although we had net income for the three months ended September 30, 2024 and December 31, 2024, we have previously incurred net losses since our inception, and we may incur net losses in the future. We incurred net losses of $(484.3) million, $(90.8) million, and $(158.6) million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $(1.2) billion. We also expect our costs and expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our costs and expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected.
In addition, our quarterly results of operations have fluctuated in the past and will fluctuate in the future, based on the seasonality of our business as well as external factors impacting the global economy. For example, we have historically seen seasonality in our business and financial results, with an increase in overall advertiser spending in the fourth quarter, due in large part to end-of-year advertiser spending, typically followed by a weaker first quarter. Our results of operations and financial condition in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•our ability to maintain and grow our DAUq, as well as users’ activity on Reddit;
•the level of demand for our products and services;
•the development and introduction or termination of new products, features, or services by us or our competitors;
•seasonal or other fluctuations in spending by our advertisers or in Redditor usage or engagement on our platform, including, but not limited to, around significant planned events such as the Super Bowl and unplanned ones like natural disasters;
•our ability to attract and retain advertisers;
•our pricing models and our ability to maintain or improve revenue and operating margins;
•increases in marketing, sales, and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•our ability to successfully expand internationally and penetrate key demographics, including our focus markets in Brazil, France, Germany, India, Italy, the Philippines, and the U.K.;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•fluctuations in the market values of our portfolio investments and interest rates or impairments of any assets on our consolidated balance sheet;
•changes in our effective tax rate;
•changes in accounting standards or the application of existing or future accounting standards;
•system failures or actual or perceived data breaches or other security or privacy-related incidents, and the costs associated with such failures, breaches, and remediations;
•changes in governmental or other regulations affecting our business or adverse litigation judgments and related compliance costs, fines, or litigation- and dispute-related costs; and
•other risks described in this report.
As a result, our past quarterly results of operations are not necessarily indicative of future performance.
We are in the early stages of monetizing our business and expanding our platform internationally, and there is no assurance that we will be able to scale our business for future growth.
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
We will continue to identify and develop potential new revenue streams. We have explored and continue to explore different ways for Redditors to make money on Reddit, including Reddit’s earnings programs for contributors, developers, and creators, while also providing a source of revenue for Reddit as well. We also continue to explore reasonable content licensing opportunities as another possible source of revenue where those opportunities do not conflict with our values and the rights of our Redditors and have only recently generated revenue from this opportunity. There are many aspects of these possible revenue sources which are novel and untested, which makes it challenging to evaluate the viability of any future revenue opportunities or to identify the risks and challenges we may encounter in seeking to execute on our strategies. There can be no assurance that we will be successful in generating meaningful revenue from any of these non-advertising sources. If we are unable to succeed in these monetization efforts or identify new revenue opportunities, our business, results of operations, financial condition, and prospects could be harmed.
In addition, we plan to continue expanding our business operations outside the United States and offering content and advertising to Redditors and advertisers in other languages and countries. We plan to continue to enter new international markets where we have limited or no experience in deploying our services or selling advertisements. In order to expand successfully, we need to offer content and products that are tailored to the interests of local Redditors and the needs of local advertisers, each of which requires significant investment of time and resources. As we expand into new international markets, we may not yet understand the full scope of prospective users’ interests, demographics, and culture, or advertiser expectations, target audiences, and return on advertising spend, in those markets. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our services. If we are unsuccessful in deploying, scaling, or managing our operations in international markets, our business, results of operations, financial condition, and prospects could be adversely affected.
We generate a majority of our revenue from advertising. We face intense competition for advertising spend both inside and outside the United States, and we are subject to a rapidly evolving technology landscape. If we fail to attract or retain advertisers, or advertisers do not maintain or increase their advertising budgets, our business, results of operations, financial condition, and prospects could be adversely affected.
A majority of our revenue is generated from third parties advertising on our platform. For the years ended December 31, 2024 and 2023, approximately 91% and 98% of our revenue was generated from third parties advertising on our platform, respectively. In addition, a substantial portion of our revenue is derived from a small number of advertisers, with our top ten largest customers accounting for approximately 25% and 26% of our revenue for the years ended December 31, 2024 and 2023, respectively. As is common in our industry, our advertisers do not have long-term advertising commitments with us, and we are at risk if we lose any major advertisers or experience a deterioration in our relationships with them or their agencies. Our advertising revenue could be adversely affected by a number of factors, including:
•our advertisers’ inability to optimize their campaigns or measure the results of their campaigns;
•our inability to increase ARPU or otherwise monetize DAUq at the same or higher rate as DAUq growth, including if that growth occurs in markets that do not generate as much revenue as the United States;
•restrictions placed on, or the relevance of, ads outside of the United States, such as China, where Reddit is not directly accessible;

•product or service changes we may make that change the size, frequency, or relative prominence of ads displayed on our platform or otherwise impact Redditor engagement with ads;
•our inability to effectively monetize our international user base or our logged-out audience;
•the impact of new technologies or access to Reddit content through third-party applications that block or obscure the display of our ads;
•timing and resources required to attract advertisers;
•adverse legal developments relating to advertising or advertising effectiveness measurement tools, including legislative and regulatory developments, and developments in litigation; and
•other risks described in this report.
We also face intense competition from a wide range of platforms and traditional media, and ongoing advancements in ad-blocking technology may undermine the effectiveness of our advertising, further challenging our ability to maintain and grow revenue. The volatility of advertiser spending, particularly in response to economic uncertainty, could exacerbate these risks, making it difficult for us to predict future performance or ensure consistent growth. The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would negatively affect our business, results of operations, financial condition, and prospects. Additionally, our international expansion introduces additional risks, such as operational challenges and regulatory compliance, which could further harm our revenue growth and results of operations.
If we do not develop successful new products and services or improve existing products and services, our business will suffer.
Our ability to retain, increase, and engage Redditors and increase our revenue depends heavily on our ability to continue to evolve our existing products and services and to create successful new products and services. We have invested, and expect to continue to invest, in improvements to our platform, significant changes to our existing products and services, new and unproven products and services, including machine learning and AI, and other initiatives to generate revenue and increase our user base and user engagement. For example, with Reddit’s Contributor Program, we allow users to earn money from their Reddit contributions to the platform and other Redditors.
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
•be more likely to be subject to claims relating to information or content that is published or made available on our platform, including enforcement actions with respect to such information or content;
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
If users or potential users perceive the content available on Reddit to be offensive, inappropriate, hostile, or otherwise objectionable, or if they perceive such content to be representative of our community experience, our reputation would be harmed and we may experience a decline in user growth, retention, and engagement. In addition, some people may perceive our layered approach to content moderation to mean that Reddit condones offensive, inappropriate, hostile, or otherwise objectionable content that is not removed from our platform. Growth in these perceptions could harm our reputation or impair our ability to maintain good relationships with our advertisers or attract new advertisers, which may seriously harm our business. We face significant competition for advertising spend, and if advertising partners perceive our platform to be associated with content deemed to be offensive, inappropriate, hostile, or otherwise objectionable or problematic, our business, results of operations, financial condition, and prospects could be adversely affected.
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
Redditors who volunteer to be moderators of Reddit communities are an important part of our business’ ecosystem. Each community relies on one or more moderators who not only review content but also define and enforce community rules. Our business relies on moderators to engage in good faith and to manage their subreddits in a manner that meets the needs of the subreddit’s members. Our approach to content moderation depends on the activities of the moderators to protect the experiences of the members of their communities. Our approach requires that moderators be sufficiently active in their moderation activities, depending on the size and scale of their communities. For the larger communities, the need for moderators can be significant, requiring ever-increasing numbers of moderators willing to volunteer their time to effectively scale with the size of the community. In addition, the enforcement demands placed on moderators can increase dramatically on short notice if traffic to a particular subreddit increases due to current events or trends, for example, r/ wallstreetbets, or if a community is subject to coordinated spam or abuse campaigns, despite the availability of tools and the efforts of our employees who oversee and enforce site-wide rules. As communities grow, it can become more and more challenging for communities to find qualified people willing to act as moderators.
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
While we provide tools to our communities to manage their subreddits, our moderators also rely on their own and third-party tools. Any disruption to, or lack of availability of, these third-party tools could harm our moderators’ ability to review content and enforce community rules. Further, if we are unable to provide effective support for third-party moderation tools, develop our own such tools, or otherwise change what tools are available to moderators, our moderators could decide to leave our platform and may encourage their communities to follow them to a new platform, which would adversely affect our business, results of operations, financial condition, and prospects.
Because moderators are volunteers, any moderator can decide to stop acting as a moderator and participate only as a community member, or to leave our platform entirely. Certain moderators, especially those who moderate large communities or a large number of communities, may be able to leverage their influence within those communities to change the dynamics of the discourse within the communities or to disrupt the normal operation of their communities or other communities on our platform. Moderators can also band together and, for various reasons, including changes to Reddit’s product or policies, decide to shut down the normal operation of their communities in a manner that degrades the experiences of all Redditors in the affected communities and that can negatively impact Redditors who continue to use our service and reduce the amount of monetizable content generated by Redditors. For example, in response to certain changes to our API policies in June 2023, moderators of certain communities inhibited normal operations of the communities they operate, in many cases in violation of our site-wide rules. While these activities have not historically had a material impact on our business or results of operations, similar actions by moderators and/or their communities in the future could adversely affect our business, results of operations, financial condition, and prospects.
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
In addition, web and mobile browser developers, such as Apple, Microsoft, and Google, have implemented, and may continue to implement, changes in their browser or device operating systems that impair our ability to measure traffic in general and, in particular, the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies, such as Apple’s launch of its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. They also include Apple’s App Tracking Transparency framework which imposes additional user permissions for certain types of user tracking. Even in situations where we do not engage in the type of user tracking that is the target of such changes, these restrictions nevertheless may make it more difficult for us to measure our traffic in general, and, in particular, impair or limit our advertising attribution and conversion capabilities. Such restrictions, in combination with evolving legal and regulatory requirements, may impede our ability to attract and retain advertisers who rely on access to such data.
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
Reddit growth and engagement depends upon effective interoperation with external ecosystems, like operating systems, application stores, networks, devices, web browsers, regulations, and standards that we do not control. If we are unable to adapt to product and policy changes in such ecosystems, or if we do not effectively operate with or receive favorable placements within such ecosystems, our usage could decline and our business, results of operations, financial condition, and prospects could be adversely affected.
Because we make our products and services available across a variety of operating systems, networks, and websites, we are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems, and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome, Safari, and Firefox. Any changes to these operating systems, devices, web browsers, or online stores distributing our apps that impact the accessibility, speed, or functionality of our products and services or give preferential treatment to competitive products could harm usage of our products and services. Further, if such operating systems or application stores limit the availability of our apps, make changes that degrade the functionality of our apps, increase the cost of using our apps, impose terms of use unsatisfactory to us, limit our ability to target or measure the effectiveness of ads, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application store is more prominent than the placement of our apps, our user growth could be adversely affected. Any changes in such operating systems and application stores that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could also adversely affect our platform’s usage across devices. For example, some operating systems have implemented or explored changes to the underlying application architecture, such as Apple’s App Tracking Transparency, or specialized infrastructure for advertisement-driven app installations, such as SKAdNetwork, which reduce our ability to target and measure advertising and, in turn, may negatively impact the size of the budgets that advertisers are willing to commit to us. Some marketplaces have explored changing their policies regarding what content is acceptable within an application. If we are unable to adapt to such changes, this could adversely affect our platform’s access to and usage within those ecosystems. Moreover, if the number of platforms for which we develop our products expands, it will result in an increase in our operating expenses.
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
A portion of our historical DAUq metric counts views of pages that were hosted using Google’s Accelerated Mobile Page (“AMP”) framework. The accuracy of counting the DAUq attributable to this AMP traffic relies on the accuracy and completeness of information received from Google used to compute the DAUq metric. Unfortunately, the information provided by Google historically was not complete and consistent. To the extent that our historical metric includes views of pages hosted on third-party infrastructure, like Google’s deprecated AMP framework, the accuracy of our metrics will depend on the accuracy and consistency of the information received from any such third party. As a result of these and any future changes, our DAUq metric is not directly comparable quarter over quarter or year over year, and may not be comparable period over period in the future.
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
We regularly review and continually seek to improve the accuracy of and our ability to track such data, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect to continue to encounter challenges, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. In addition, we may improve or change our methodologies for tracking these metrics over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. As a result, while any future periods may benefit from such improvement or change, prior periods may not be as accurate or comparable, or we may need to adjust such prior periods. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithmic or other technical errors. In addition, our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer accurate or appropriate measures of our performance.
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
Currently, our cloud service infrastructure is run on our cloud services providers (“CSPs”), which are currently Amazon Web Services and Google Cloud Platform. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays, or outages in service availability due to a variety of factors, including outages at our CSPs. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or data breaches or other security incidents or attacks. Our platform’s continuing and uninterrupted performance is critical to our success, and any disruption of, or interference with, our use of CSPs could impair our ability to deliver our solutions to our users, resulting in legal liability, user dissatisfaction, damage to our reputation, loss of users, and harm to our business. The level of service provided by our CSPs, or regular or prolonged interruptions in that service, could also impact the use of, and Redditors’ satisfaction with, our platform and could harm our business and reputation. Since our platform’s continuing and uninterrupted performance is important to our success, sustained or repeated system failures would reduce the attractiveness of our platform. In addition, hosting costs may increase as our user base grows, which could adversely affect our business, results of operations, financial condition, and prospects.
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
Further, a significant natural disaster or other catastrophic event, such as an earthquake, fire, flood, power outage, telecommunications failure, cyberattack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, pandemic or other public health crisis, such as the COVID-19 pandemic, or other catastrophic occurrence could adversely affect our business, results of operations, financial condition, and prospects. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Furthermore, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflict between Russia and Ukraine, or the recent escalation of conflict in the Middle East, could have a broader impact that expands into other markets where we do business, which could adversely affect our business, vendors, partners, Redditors, or the economy as a whole. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services or disruptions in our activities or the activities of our vendors, partners, Redditors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, results of operations, financial condition, and prospects.
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
We have explored, and will continue to explore, business opportunities in content licensing for purposes including machine learning, business analysis, display, and training generative AI models. We are in the early stages of our content licensing efforts, and the market for content is new and evolving rapidly. There is no assurance that we will be able to sustain revenues from these efforts.
We have explored, and will continue to explore, business opportunities in licensing Reddit content for purposes that do not conflict with our values and the rights of Redditors. We are only in the early stages of these content licensing efforts and we may not be able to grow these efforts into a sustainable business.
The licensing of content for machine learning and AI training purposes is a novel business model without an established track record, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on this opportunity. Although we have negotiated content agreements with a number of partners that are medium-term in length, to date, substantially all of the contract value associated with our licensing revenue is derived from two of our partners, and these arrangements may not be renewed, or they may be renewed based on less favorable terms, such as using fewer services at lower pricing. Our content license agreements are subject to terms and conditions, including API performance requirements, that we may be unable to meet. In addition, our existing content licensing agreements may be terminated, not renewed, or renewed on less favorable terms. The commercial market for LLMs may not develop or may be limited by regulation or other factors, and accordingly, the value of content for AI training purposes may be reduced over time, and we may also not be able to secure arrangements on similar terms, or at all, with any other licensees. While our content licensing arrangements include protections against abuse and misuse of Reddit content, we may be unable to adequately control the misbehavior of partners or adequately protect our reputation externally and with respect to our communities.
Moreover, some companies have and may continue to decline to license Reddit content and use such content without license given its open nature, even if in violation of the legal terms governing our services. For example, some companies have constructed very large commercial language models using Reddit content without entering into a license agreement with us. While we plan to vigorously enforce against such entities, such enforcement activities could take years to resolve, result in substantial expense and divert management’s attention and other resources, and we may not ultimately be successful.
We are subject to certain risks as a mission-based company.
Our mission—empower communities and make their knowledge accessible to all—and company values are a significant part of our business strategy and who we are as a company. We believe that Redditors value our commitment to our mission of open discourse. However, because we hold ourselves to such high standards, and because we believe Redditors and our moderators have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to our mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission. In addition, adhering to our mission may negatively affect our reputation. For example, we remain under continued public scrutiny with regard to the moderation of content related to global elections, as we experienced during the 2024 U.S. presidential election. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of Redditors.
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
Our employee headcount and the scope and complexity of our business have increased significantly, with the number of full-time employees increasing to 2,233 as of December 31, 2024 from 2,013 as of December 31, 2023. The growth and expansion of our business and products create significant challenges for our management, including managing multiple relationships with Redditors, advertisers, partners, and other third parties, and constraining operational and financial resources.

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
Further, although we expect to continue to grow our headcount in future periods, we have in the past, and may in the future, implement organizational changes to pursue greater efficiency and realign our business and strategic priorities. We may not experience the anticipated benefits, in whole or in part, of such strategic reprioritizations, and the related organizational changes, including reductions in our workforce, could result in unintended consequences, such as decreased morale among remaining employees and reputational damage, which could make it more difficult for us to retain existing employees or hire new employees in the future, greater than anticipated costs, the loss of institutional knowledge and expertise, and increased difficulty managing the scale and complexity of our business. If we do not effectively redistribute the duties and obligations of departed employees among our remaining employees, or if employees who were not affected by the reduction in our workforce seek alternative employment, we could incur unplanned additional expenses to ensure adequate resourcing and our productivity and business could be harmed.
Our business depends on attracting and retaining high-quality personnel in sales, services, engineering, marketing, finance, and support functions.
Our success depends in large part on our ability to attract and retain high-quality personnel representing diverse backgrounds, experiences, and skill sets in sales, services, engineering, marketing, finance, and support functions. Maintaining our brand and reputation, as well as a diverse and inclusive work environment that enables all our employees to thrive, is important to our ability to recruit and retain employees. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. In addition, we have a number of current employees who hold equity in our company or whose equity awards became substantially vested upon the completion of our initial public offering. As a result, it may be difficult for us to continue to retain and motivate these employees, and the value of their holdings could affect their decisions about whether they continue to work for us. Our ability to attract, retain, and motivate employees may be adversely affected by declines in the market price of our Class A common stock. If we issue significant equity to attract new employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.
As our company grows and evolves, we may need to implement more complex organizational management structures, adapt our corporate culture and work environments, streamline our organization, or adjust the size and structure of our workforce to scale for the future and execute our long-term growth plan. These changes could have an adverse impact on our corporate culture and employee morale, which could, in turn, adversely affect our reputation as an employer and harm our ability to attract and retain high-quality personnel. If we fail to attract new personnel, or to retain and motivate our current personnel, our business, results of operations, financial condition, and prospects could be adversely affected.
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
We receive, collect, store, maintain, transfer, submit, and otherwise process personal user, employee, advertiser, and other personal, confidential, or sensitive information, and data breaches and other data security incidents expose us to a risk of loss of, or unauthorized access to, this personal information, litigation, and potential liability. As such, we are an attractive target for data security attacks by third parties. Any actual or perceived failure to prevent or mitigate data security incidents or improper access to, or use, acquisition, disclosure, alteration, or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain existing, or attract new customers, and disruption to our business. We rely on third-party service providers to host or otherwise process some of our data and that of our customers, and any failure by such third party, or any other entity in our collective supply chain, to prevent or mitigate data security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such information could have similar adverse consequences for us.
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
In addition, our products operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. There have been in the past, and may in the future be, significant attacks on certain of our third-party providers, such as the LastPass cybersecurity incidents in 2022. We cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of, or disruption to, our systems and networks or the systems and networks of third parties that support us and our services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. The natural sunsetting of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migrations and updates, during which period potential security vulnerabilities could be exploited. Third-party risks may also include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate, and our ability to monitor our third-party service providers’ data security practices are limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to, or disclosure, loss, destruction, disablement, or encryption of, use or misuse of, or modification of, data (including personal information), or enable us to obtain adequate or any reimbursement from our third-party providers in the event we should suffer any such data security-related incidents. Due to applicable laws, rules, and regulations, or contractual obligations, we may be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies, or procedures, or a breach of any third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions.
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
Our data security measures may also be breached due to employee error, malfeasance, theft, fraud, misconduct, or otherwise, or third parties may attempt to fraudulently induce employees, Redditors, or our advertisers to disclose sensitive or personal information in order to gain access to our data or Redditors’ or advertisers’ data or accounts. Since people on Reddit and our advertisers may use Reddit to establish and maintain online identities, unauthorized communications from Reddit accounts that have been compromised may damage their personal security, reputations, and brands as well as our reputation and brand. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage or breach systems continue to evolve in sophistication and volume and often are not recognized until launched against a target, we may be unable to anticipate these techniques, timely detect and appropriately remediate and respond, defend against such attacks, or implement adequate preventative measures. Moreover, the increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult, as the techniques used to obtain unauthorized access to, or to sabotage, systems or networks are constantly evolving and generally are not recognized until launched against a target. Additionally, attackers have used machine learning and AI to launch more automated, targeted, and coordinated attacks against targets. Consequently, we are not always able to, and may in the future be unable to, anticipate these techniques, detect or react in a timely manner, or implement preventative measures, which could result in delays in our detection or remediation of, or other response to, data security breaches and other data security-related incidents. If an actual or perceived breach of our or our third-party providers’ data security occurs, Redditors and our advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services, or stop using our products and services entirely. In the event of a data security breach, we may also incur significant legal and financial exposure, including as a result of litigation and other claims, regulatory investigations and inquiries, fines and penalties for non-compliance with applicable data privacy-related laws, rules, or regulations, remediation costs, or indemnification requests. Any of these actions could have an adverse effect on our business, results of operations, financial condition, and prospects.
We anticipate that our ongoing efforts related to data privacy, safety, security, and content review will identify instances of misuse of user data or other undesirable activity by third parties on and off our platform.
In addition to our efforts to mitigate cybersecurity risks, we are making investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we may discover incidents of misuse of, or unauthorized access to, user data or other undesirable activity by third parties. We have taken steps to protect the integrity of our APIs, but despite these efforts, our security measures or those of our third-party providers or licensees could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform or any third-party platform, or otherwise. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely, the allocation of resources to other projects, or other factors, and the media, or other third parties. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts, or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people’s safety online or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. For example, third parties often attempt to access and collect Reddit site data through “scraping” and other unauthorized mechanisms for unauthorized purposes, such as distributing such data to other parties for commercial purposes or training AI models for commercial purposes. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect Redditor trust and engagement, harm our reputation and brand, make it more difficult for us to monetize our APIs, require us to change our business practices in a manner adverse to our business, and negatively affect our business, results of operations, financial condition, and prospects. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
We use open source software in our products and services and may continue to use open source software in the future. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public on unfavorable terms or at no cost. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract may allow our competitors to create similar products with lower development effort and time and, ultimately, could result in a loss of sales for us. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership, license rights, and other legal rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. or foreign courts or been fully addressed by legislation. It may be challenging to ascertain whether the authors of the original software had sufficient rights to support our usage of the software and data and models underlying the software. Authors of open source software we use may update the terms of open source licenses governing such software to commercial license terms that may require us to pay fees in order to continue using such software. In addition to intellectual property risks, the use of this software may exacerbate other risks, including cybersecurity and privacy risks and other rights issues. This could adversely affect our reputation and expose us to legal liability as well as contractual or regulatory risk.
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
We believe that intellectual property is an important part of our industry and business. We rely primarily on a combination of copyright, trademark, patent, and trade secret laws, as well as internal security controls, confidentiality procedures, invention assignment and license agreements, and contractual provisions, to establish and protect our intellectual property rights in the United States and abroad. Various factors outside our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies. For example, the efforts we have taken to protect our intellectual property may not be sufficient or effective, and our copyrights, trademarks, and other intellectual property or proprietary rights may be challenged, contested, narrowed in scope, or held invalid or unenforceable. Further, in light of our reliance on a significant amount of open source materials, we may not have the ability to protect certain of our information and technology. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating, or otherwise violating our intellectual property rights or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We may not be effective in policing unauthorized use of our intellectual property or in appropriately managing our open source catalog. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive, could divert management’s attention and may result in a court determining that our intellectual property rights are unenforceable. If we are not successful in protecting our intellectual property rights in a cost-effective manner, our business, results of operations, financial condition, and prospects could be harmed.
Further, we have filed trademark and patent applications to protect certain of our technology and intellectual property. There can be no assurance that each of our applications will result in the issuance of a registered trademark or a registered patent or that each resulting registration will be maintained. Even if issued, there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek a licensing fee from us or otherwise exclude us from using our technology. We have acquired in the past, and may in the future, acquire additional patents or patent portfolios, license patents from third parties, or agree to license the use of our patents to third parties, which could require significant cash expenditures. Any additional investment in protecting our intellectual property through additional copyright, trademark, patent, or other intellectual property filings could be expensive or time-consuming. We may not be able to obtain protection for our technology and, even if we are successful in obtaining effective copyright, trademark, and patent protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial.
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
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we have been in the past, and may in the future be, involved in lawsuits and other disputes alleging that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties. We may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation, or violation. For example, the continued use of any AI technologies in our products and services may give rise to risks related to intellectual property infringement. Additionally, companies in the technology industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, we have received, and may in the future receive, more intellectual property claims against us. In addition, various “non-practicing entities,” and other intellectual property rights holders have asserted in the past, and may attempt to assert in the future, intellectual property claims against us and have sought, and may attempt to seek in the future, to monetize the intellectual property rights they own to extract value through licensing arrangements or other settlements or litigation.
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
Risks Related to Governmental Regulation and Litigation
Our business is subject to increasingly complex and evolving laws, rules, regulations, industry standards, and other legal obligations regarding content, consumer protection, competition, privacy, and other matters. Our existing and future products and services may subject us to additional regulatory requirements that could be costly and difficult to comply with or may subject us to other risks that could result in additional liability, reputational harm, or other consequences that could adversely affect our business, results of operations, financial condition, and prospects.
We are subject to a variety of laws, rules, regulations, industry standards, and other legal obligations in the United States and abroad that involve matters central to our business, including content, intellectual property, rights of publicity and privacy, advertising, machine learning and AI, marketing, distribution, competition, consumer protection, protection of minors, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, blockchain, and securities laws. The laws, rules, and regulations applicable to our business are stringent, evolving, and involve matters central to our business, and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations.
We expect increasing legal complexity and uncertainty regarding the use and regulation of content made available on platforms such as ours. We have faced, currently face, and will continue to face claims relating to information or content that is published or made available on our platform. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, sex trafficking, consumer protection, and breach of contract, among others. In the United States, there have been and will continue to be various U.S. Executive Branch, Congressional, and state-level efforts to regulate the content made available on platforms such as ours, and to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act. Our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs.
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented legislation and regulations imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Content-related legislation and regulations also have required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the EU Directive on Copyright in the Digital Single Market expands online platform liability for copyright infringement and regulates certain uses of news content online. In addition, the EU revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states were required to implement into national law by December 2020. Further, Irish regulators have designated us as a video-sharing platform service under their Online Safety and Media Regulation Act (the “Media Regulation Act”), implementing their version of the directive, and a court ruled against us in our challenge to that designation. The expansion and complexity of laws and regulations like the Media Regulation Act in Ireland, the Online Safety Act in the UK and Australia, the ePrivacy Directive and Digital Services Act in the EU, and others across the globe may increase our compliance costs and require changes to our processes and operations.
In addition, the existing and any future regulation of adult content could prevent us from making some of our content available in various states or jurisdictions or otherwise adversely affect our business, results of operations, financial condition, and prospects. For example, the governments of some countries, such as India and Pakistan, have passed laws and regulations restricting the distribution of content and products deemed to represent foreign or “immoral” influences. Regulations aimed at limiting minors’ access to adult content could also increase our cost of operations and introduce technological challenges, such as by requiring development and implementation of age verification systems. U.S. government officials could amend or construe and seek to enforce more broadly or aggressively the adult content recordkeeping and labeling requirements set forth in 18 U.S.C. Section 2257 and its implementing regulations in a manner that is unfavorable to our business.
Further, there have been, and will continue to be, legislative and regulatory developments related to imposing new obligations on online platforms with respect to commerce listings, user content, counterfeit goods, and copyright-infringing material. For example, we are exploring different ways for Redditors to purchase and gift virtual goods and receive rewards for contributions to our platform, including through Reddit’s earnings programs for contributors, developers, and creators. These programs may be subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including laws governing money laundering and terrorist financing, money transmission, prepaid access and stored value, electronic funds transfer, marketing of in-app purchases, virtual currency, consumer protection, taxation, unclaimed property, securities, banking and lending, trade sanctions, and import and export restrictions. In some jurisdictions, the application or interpretation of these laws and regulations is not, and in the future may not be, clear. For example, in some situations, the SEC has found the sale of certain virtual goods and non-fungible and fungible tokens to have been securities offerings and has fined issuers and taken other related actions to prohibit the sale and trading of such items. Moreover, to the extent our virtual goods and rewards products are deemed securities, our activities relating to these products could cause us to be required to register as a broker-dealer or exchange.
We also continue to pursue new business initiatives to empower communities through new technologies, including machine learning and AI, blockchain technology, and non-fungible token (“NFT”) standards. These initiatives and technologies are subject to complex and rapidly evolving laws and regulations, and governments and regulatory authorities may disagree with our risk-based judgments about how these laws and regulations apply to our business initiatives, or may enact, interpret, or apply laws and regulations that are inconsistent across jurisdictions. In addition, future legal and regulatory developments related to machine learning and AI, blockchain technology, and NFT standards may negatively impact demand for, and our ability to offer, products and services related to these new technologies. They may also increase our compliance and litigation costs, cause us to change our business practices, and harm our business, results of operations, financial condition, and prospects. To support our business initiatives relying on blockchain technology and NFT standards, including Reddit Collectible Avatars, we have acquired and used, and may continue to acquire and use, certain cryptocurrencies, including Ether and Matic. Collectible Avatars rely on blockchain technology, NFT standards, and cryptocurrencies for their creation, existence, and transactional validation on the blockchain, which exposes them to risks related to cybersecurity, malicious attack, and technological obsolescence. While we believe we have taken reasonable measures to secure our use of blockchain technology and cryptocurrencies, these risks, in addition to human errors and computer malfunctions, may harm or result in the loss of Collectible Avatars, blockchain technology, and cryptocurrencies we control. While we believe blockchain technology has significant potential, long-term adoption is uncertain. New legislation and regulations, law enforcement and regulatory interventions, and judicial decisions may adversely affect blockchain technology and cryptocurrencies, and future adoption of both by consumers and businesses. Developments of this nature may also adversely affect the value of blockchain technology we control, and our ability to buy, sell, accept, and use cryptocurrencies and blockchain technology in the future.
While we have been expanding the use of machine learning across the platform, we have also been exploring the use of generative AI within our platform, as well as the use and licensing of Reddit content for generative AI purposes. For example, we are experimenting with using generative AI to scale our content translation efforts as we grow our presence in international markets, to assist Redditors to find more relevant content and to create post and comment suggestions that abide by community rules. We are also experimenting with using generative AI to assist advertisers to create ads, improve the placement of advertisements on our platform, and strengthen the offerings and functionality of our advertising tools. If we do not have sufficient rights to use the data on which our systems rely, we may incur liability through the violation of such laws, third-party privacy or other rights, or contracts to which we are a party. If our use of generative AI results in summaries or translations of content that are inaccurate, dangerous, or otherwise problematic, we may face direct liability for claims such as defamation related to such content without the ability to avail ourselves of intermediary protections. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. For example, the EU AI Act came into effect in August 2024 and applies to companies that develop, use, and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, and accuracy, and includes substantial penalties for non-compliance. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU, and together with developing guidance and decisions in this area, may affect our use of AI and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, results of operations, financial condition, and prospects.
In addition, we are in the early stages of our content licensing efforts and are exploring content licensing opportunities where we believe the opportunity does not conflict with our values and the rights of Redditors. These programs may subject us to evolving approaches to the regulation of this data and implicate complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. Given the novel nature of these technologies and commercial arrangements, we have received and expect to continue to receive inquiries regarding our content licensing efforts from regulators. For example, in March 2024, we received a letter from the FTC advising us that the FTC’s staff is conducting a non-public inquiry focused on our sale, licensing, or sharing of user-generated content with third parties to train AI models. Given the novel nature of these technologies and commercial arrangements, we are not surprised that the FTC has expressed interest in this area. We do not believe that we have engaged in any unfair or deceptive trade practice, we expect to receive continued regulatory interest in our plans, and any regulatory engagement can be lengthy, unpredictable and may cause us to incur substantial costs. It is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
Our efforts to comply with these laws and regulations could be costly and may still not guarantee compliance. We may also be subject to selective or inconsistent government regulatory action or enforcement or be the subject of claims in private litigation or other actions. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties, and may subject us to additional regulation and oversight, all of which could significantly increase our operating costs. If any of these risks occurs, our business, results of operations, financial condition, and prospects could be adversely affected.
Although we value privacy at Reddit, we face increasing scrutiny and regulatory complexity with regard to data privacy and data protection. If we fail, or are perceived as failing, to protect the data privacy of those who use or work at Reddit, our business and reputation will suffer and our business, results of operations, financial condition, and prospects could be adversely affected.
We receive, store, handle, transmit, use, and otherwise process personal and business information and other data from and about actual and prospective customers, as well as our employees, Redditors, and service providers. As a result, we and our handling of data are subject to complex and evolving laws, rules, regulations, contractual obligations, and industry standards relating to privacy and data security. In some cases, these laws, rules, and regulations by various federal, state, and foreign governmental authorities and agencies impose obligations directly on us as both a data controller and a data processor (or the equivalents thereof). These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations.
In the United States, laws, rules, and regulations governing data privacy and security include those enacted on a federal level, such as the Federal Trade Commission Act, and those enacted by certain states, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (the “CCPA”), and California Age-Appropriate Design Code. Additionally, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to governmental authorities and affected individuals in connection with personal data breaches. Non-compliance with these laws could result in regulatory action, including injunctions and statutory civil penalties, and a private right of action.
Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. This may result in further legal uncertainty, require us to incur substantial additional costs and expenses in an effort to comply, and potentially require us to modify our data practices and policies.
The trend towards more stringent privacy legislation creates the potential for a patchwork of overlapping but different laws, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. Such laws and regulations could also restrict our customers’ ability to run their businesses, which may, in turn, impact our business and operations. These laws, rules, and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
We are also subject to complex and evolving privacy laws in the European Union (the “EU”) and the United Kingdom (the “UK”), such as the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation (the “UK GDPR”). The enactment of the EU GDPR and the UK GDPR also introduced numerous privacy-related changes for companies operating in the EU and the UK, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU and UK consumers, data breach notification requirements, and increased fines. In particular, fines for certain breaches are significant, up to the greater of 4% of total global annual turnover or €20 million in the EU (£17.5 million under the UK GDPR). Since we are subject to the supervision of the relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of these regimes independently in respect of the same breach. In addition to fines, a breach of the relevant regimes could result in litigation, regulatory investigations or inquiries, reputational damage, orders to cease or change our data processing activities, enforcement notices, or assessment notices (for a compulsory audit).
We also expect increasing legal complexity and uncertainty regarding how and under what circumstances we can transfer, process, or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. These various developments in relation to international personal data transfers require us to implement new or revised documentation and processes, within the relevant time frames, and are subject to ongoing scrutiny and potential future challenge, leading to additional costs and increasing our overall risk exposure. For example, for data transfers to the United States, the European Commission has adopted an adequacy decision for entities self-certified under the new EU-U.S. Data Privacy Framework (“DPF”). The DPF does not apply to the UK, and in October 2023, a UK-U.S. Data Bridge came into force to facilitate transfers of personal data from the UK to the United States. In addition, the other bases upon which we rely to transfer such data, such as Standard Contractual Clauses (“SCCs”), have been subjected to regulatory and judicial scrutiny. The Court of Justice of the EU ruled in July 2020 that reliance on the SCCs alone may not necessarily be sufficient in all circumstances and transfers must be assessed on a case-by-case basis. In June 2021, the European Commission published revised SCCs for data transfers from the EU, but there is some uncertainty around whether the revised SCCs can be relied on for data transfers to non-EU entities subject to the GDPR. The European Commission has stated an intention to publish a new set of SCCs applicable to such transfers to non-EU entities subject to the GDPR. The UK ICO has published its own International Data Transfer Agreement and the International Data Transfer Addendum to the SCCs (the “IDTA”), which came into force in March 2022. If the new DPF is invalidated in the future and we are unable to continue to rely on SCCs and the IDTA or validly rely upon other alternative means of data transfers from the EU and the UK to the United States, we may suffer additional costs, complaints or regulatory investigations, inquiries, or fines, and we may be unable to operate material portions of our business in the EU or the UK, and/or stop using certain tools and vendors and make other operational changes, which would harm our business, results of operations, financial condition, and prospects.
There are a number of legislative proposals or recently enacted or evolving laws in the United States, at both the federal and state level, and in the EU and the UK that could impose new obligations or limitations in areas affecting our business. In the EU and the UK, regulators are increasingly focusing on compliance with requirements directed towards the protection of children’s data online. For example, the UK ICO has reached out to us with questions regarding our compliance with the UK ICO’s Age Appropriate Design Code and UK GDPR. Further, EU national laws that implement the ePrivacy Directive (Directive 2002/58/EC concerning the processing of personal data and the protection of privacy in the electronic communications sector) may be replaced by an EU regulation, known as the ePrivacy Regulation (Proposal for a Regulation concerning the respect for private life and the protection of personal data in electronic communications), which may alter rules on tracking technologies, impose burdensome requirements surrounding obtaining consent and significantly increase fines for non-compliance. If regulators start to enforce an increasingly strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.
From time to time, governments, regulators, and other third parties have in the past, and may in the future, reach out to ask questions or express concerns about whether our products, services, or practices compromise the privacy or data protection rights of Redditors and others. While we strive to comply with applicable laws, rules, and regulations relating to privacy, data protection, and data security, our privacy policies, and other obligations we may have with respect to privacy, data protection, and data security, the failure or perceived failure to comply with such obligations may result in investigations, inquiries, and other proceedings or actions against us by governments, regulators, or other third parties. Additionally, we have been in the past, and may in the future become, involved in data privacy-related litigation or other disputes. A number of proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business and operations.
We make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our websites, marketing materials and public statements, and in the event that a court or regulator finds these statements to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our customers to resist providing the data necessary to allow them to use our services effectively. In addition, although we endeavor to comply with our public statements and policies, we could at times fail to do so or be perceived to have failed to do so. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could negatively impact our business and operations.
We cannot assure you that any third-party providers with access to personal information and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under various data privacy and data protection laws, rules, and regulations, which could in turn adversely affect our business, results of operations, and financial condition. If our customers or third-party providers violate applicable laws, regulations, rules, or standards, or our policies or other privacy or security-related obligations, such violations may also put the information of our customers, third-party providers, or employees at risk. We cannot assure you that our contractual measures and our own privacy and data protection-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.
Any failure or perceived failure by us or our third-party providers to comply with our privacy policies, data privacy-related obligations to Redditors or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal information or other user data, or other failure or noncompliance by us with applicable laws, rules, regulations, industry standards, or other legal obligations or requirements relating to data privacy and our processing of personal information could subject us to investigations, litigation, sanctions, enforcement actions, disgorgement of profits, substantial fines, damages, reputational harm, a significant diversion of management’s attention and resources, civil and criminal penalties, injunctions, or other collateral consequences, any of which could adversely affect our business, results of operations, financial condition, and prospects.
Pending and future litigation could lead us to incur significant costs and adversely affect our business, results of operations, financial condition, and prospects.
We are, and may become in the future, party to various lawsuits and claims arising in the normal course of business, which may include putative class action suits or other lawsuits or claims relating to privacy and other regulatory matters, user consent, intellectual property and/or open source software, customer matters, our marketing and sales practices, content on our site, contracts, employment matters, or other aspects of our business. Such lawsuits have in the past and may in the future result in us incurring significant expenses in settlement and litigation costs. Any negative outcome from any such lawsuits or claims could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices and, accordingly, our business, results of operations, financial condition, or prospects could be adversely affected. There can be no assurances that a favorable final outcome will be obtained in all our cases, and defending any lawsuit, even unmerited claims, is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, results of operations, financial condition, and prospects.
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
Risks Related to Financial and Accounting Matters
Changes in tax laws or tax rulings could adversely affect our effective tax rates, results of operations, and financial condition.
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
We have incurred substantial losses during our history. Under the Tax Cuts and Jobs Act, federal net operating loss carryforwards (“NOLs”) we generated in tax years through December 31, 2017, may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually.
As of December 31, 2024, we had U.S. federal NOL carryforwards of approximately $590.4 million and state NOL carryforwards of approximately $399.9 million available to offset future taxable income. Our state NOL carryforwards will begin to expire in 2025 if not utilized. Our federal NOL carryforwards can be carried forward indefinitely, with utilization limited to 80% of our taxable income. Realization of these NOL carryforwards depends on future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could adversely affect our results of operations.
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
As a public reporting company, we are subject to the rules and regulations established by the Securities and Exchange Commission (the "SEC"), the Sarbanes-Oxley Act, and the listing rules of the New York Stock Exchange (“NYSE”). These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel, including senior management. In addition, as a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2025. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. In addition, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting. We anticipate that we will continue investing significant resources to enhance and maintain our financial and managerial controls, reporting systems, and procedures.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. If our management is unable to certify the effectiveness of our internal controls, our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control over financial reporting, we identify or fail to remediate material weaknesses in our internal controls, or we do not effectively or accurately report our financial performance to the appropriate regulators on a timely basis, we could be subject to regulatory scrutiny and a loss of investor confidence, which could adversely affect our business, results of operations, financial condition, and prospects, and could cause the market price of our Class A common stock to decline.
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
As part of our business strategy, we have made and intend to make acquisitions to expand our products and services, and grow our business in response to changing technologies, Redditor and advertiser demands, and competitive pressures.
Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. Any acquisitions, including the integration process, will require significant time and resources, and we may not be able to manage the process successfully. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, our business, results of operations, financial condition, and prospects could be harmed. Our acquisition strategy may change over time and future acquisitions we complete could be viewed negatively by users, advertisers, investors, or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses, or the impairment of goodwill, any of which could harm our business, results of operations, financial condition, and prospects.

Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile, regardless of our underlying business, our results of operations, macroeconomic conditions, or industry fundamentals, and we may not be able to meet investor or analyst expectations.
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
•changes in accounting standards or the application of existing or future accounting standards;
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
•investors’ or analysts’ views of our stock structure and the voting agreements entered into with certain of our stockholders;
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
Interest in our Class A common stock from retail and other individual investors, for reasons unrelated to our underlying business or macroeconomic or industry fundamentals, could result in increased volatility in the market price of our Class A common stock. For example, in 2021 and in June 2024, the market prices and trading volumes of certain securities, such as GameStop Corp., AMC Entertainment Holdings, Inc., and other “meme” stocks, experienced extreme volatility. The rapid and substantial increases or decreases in the market prices of “meme” stocks may be unrelated to the respective issuer’s operating performance or macroeconomic or industry fundamentals, and the substantial increases may be significantly inconsistent with the risks and uncertainties that the issuer faces. This volatility has been attributed, in part, to strong and atypical retail investor interest, including as may be expressed on financial trading and other social media sites and online forums such as r/ wallstreetbets, one of our subreddits. Given the broad awareness and brand recognition of Reddit, including as a result of the popularity of r/ wallstreetbets among retail investors, and the direct access by retail investors to broadly available trading platforms, the market price and trading volume of our Class A common stock could experience extreme volatility for reasons unrelated to our underlying business or macroeconomic or industry fundamentals, which could cause you to lose all or part of your investment.
The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the listing of our Class A common stock on the NYSE. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any major corporate transaction requiring stockholder approval, including change of control transactions.
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our board of directors, entered into a voting agreement with each of (i) Advance Magazine Publishers Inc. ("Advance") and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. We estimate as of December 31, 2024, pursuant to such voting agreements, Mr. Huffman was entitled to vote shares representing approximately 74% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the board of directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
Future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, as set forth in our amended and restated certificate of incorporation, including transfers to family members, certain trusts for estate planning purposes, entities under common control with or controlled by such holder of our Class B common stock, and, with respect to Advance, any Advance Entity (as such term is defined in our amended and restated certificate of incorporation). The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of our Class B common stock who retain their shares. In addition, the conversion of Class B common stock to Class A common stock would dilute holders of Class A common stock, in terms of voting power within the Class A common stock. Any future issuances of common stock would also be dilutive to holders of Class A common stock. For example, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to hold significant voting control over most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions. In addition, subject to the approval rights granted to Advance pursuant to our amended and restated certificate of incorporation, following the date on which no shares of our Class B common stock remain outstanding, upon the date and time or occurrence of an event specified by the vote of holders of a majority of the then-outstanding shares of our Class A common stock, each share of Class C common stock shall automatically convert into one share of our Class A common stock.
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

Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the market price of our Class A common stock to decline.
Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2024, we had 125,001,880 shares of Class A common stock outstanding, 55,314,099 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
Certain stockholders owning shares of our common stock are entitled, under our amended and restated investors’ rights agreement, to certain rights with respect to the registration of their Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock under the Securities Act. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of December 31, 2024, we had 14,687,538 options outstanding that, if fully exercised, would result in the issuance of 11,501,771 shares of Class A common stock and 3,185,767 shares of Class B common stock, as well as 10,746,145 shares of Class A common stock and 598,102 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, the trading volume and market price of our Class A common stock could decline.
The trading market for our Class A common stock is influenced by research and reports that industry or financial analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our Class A common stock to decline. Moreover, if our financial results fail to meet, or exceed, our announced guidance or the expectations of analysts or public investors, one or more of the analysts who cover our company may publish unfavorable research about us, and the market price of our Class A common stock could decline.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States is the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The nature of Reddit’s business makes the company susceptible to cybersecurity attacks. To address this, we maintain a cybersecurity risk management program with policies and controls designed to protect our platform and data from cyber threats. Our cybersecurity risk management program is intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our cybersecurity risk management program based on applicable laws and regulations and remain informed by industry standards and industry-recognized practices.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a dedicated security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, such as third-party penetration testing firms, bug bounty programs, or auditors, to assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management, including onboarding sessions and annual refresher training to address evolving threats;
•a cybersecurity incident response plan that follows recognized frameworks (e.g., National Institute of Standards and Technology Cybersecurity Framework), outlines procedures for investigating and resolving incidents, and is supported by automated tools for threat triage and resolution; and
•a third-party risk management process for service providers, suppliers, and vendors incorporating evaluations like SOC 2 reports, annual reviews, and security questionnaires to ensure risks are understood and addressed.
We have not identified risks from known cybersecurity incidents, including as a result of any prior cybersecurity incidents, that have materially affected us, including our business, results of operations, and financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business, operations, results of operations, or financial condition. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff, or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our CISO, Fredrick Lee, has over twenty years of experience in information security, engineering, and other technology-related roles. Mr. Lee currently oversees Reddit’s Security, Privacy, And Compliance Engineering (“SPACE”) team, which is responsible for assessing and managing our material risks from cybersecurity threats. Our SPACE team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our SPACE team has a strong foundation of expertise, developed over years of experience in cybersecurity and engineering across diverse industries, including technology.
Our SPACE team supervises efforts to prevent, detect, mitigate, remediate, and appropriately report cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we lease approximately 48,000 square feet of office space pursuant to a lease agreement that expires in 2029, subject to the terms thereof. We lease additional offices in the United States and around the world, including in New York, Chicago, Los Angeles, London, and more. All of our offices are located in areas of the globe where we can attract the best talent and our employees benefit from a space to be together when co-creating and working to achieve our mission.
We believe that our existing facilities are sufficient for our near-term needs. We believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.
Reddit’s workplace philosophy is focused on providing versatility for employees while fostering a diverse and high-performing company culture. Our ability to recruit and retain top talent is bolstered by Reddit’s flexible work policy, which provides support and opportunities for employees to work remotely or in one of our offices. This strategy, in conjunction with our competitive compensation programs reflective of the cost of talent in high labor markets like the San Francisco Bay Area, has created advantages that have contributed to the growth and strength of our company.
Item 3. Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including claims for infringing, misappropriating, or otherwise violating intellectual property rights related to our products, including our API, and/or the content contributed by our Redditors. Although the results of these proceedings, claims, and investigations cannot be predicted with certainty, we do not believe that the final outcome of these matters is reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. Regardless of final outcomes, however, any such proceedings, claims, and investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
Our Class A common stock has been listed on the NYSE under the symbol “RDDT” since March 21, 2024. Our Class B common stock and Class C common stock are not listed or traded on any stock exchange.
Holders of Our Common Stock
As of December 31, 2024, there were approximately 34 stockholders of record of our Class A common stock, 37 stockholders of record of our Class B common stock, and no stockholders of record of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock and do not expect to pay any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors believes are relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act.
The performance graph below shows the cumulative total return to our stockholders between March 21, 2024 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2024, in comparison to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the NYSE Composite, and the Dow Jones Internet Composite Index (“DJINET”). The graph assumes that $100 was invested in our Class A common stock and each index at their closing prices on March 21, 2024 and data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.
Recent Sales of Unregistered Securities
None.

Use of Proceeds
On March 20, 2024, our registration statement on Form S-1 (File No. 333-277256), as amended (the “Registration Statement”), was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus filed March 21, 2024 and other periodic reports previously filed with the SEC.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”
The following discusses financial conditions and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. Discussion of financial conditions and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in our Prospectus filed with the SEC on March 21, 2024.
Highlights of 2024 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 101.7 million for the three months ended December 31, 2024, an increase of 39% year over year
•Average revenue per unique (“ARPU”) was $4.21 for the three months ended December 31, 2024, an increase of 23% year over year
Financial Results
•Revenue was $1.3 billion for the year ended December 31, 2024, an increase of 62% year over year
•Gross margin was 90.5% for the year ended December 31, 2024, as compared to 86.2% in the year ended December 31, 2023
•Operating expenses were $1.7 billion for the year ended December 31, 2024, as compared to $833.2 million in the year ended December 31, 2023
•Net loss was $484.3 million for the year ended December 31, 2024, as compared to $90.8 million in the year ended December 31, 2023
•Adjusted EBITDA was $298.0 million for the year ended December 31, 2024, as compared to $(69.3) million in the year ended December 31, 2023
•Net cash provided by (used in) operating activities was $222.1 million for the year ended December 31, 2024, as compared to $(75.1) million in the year ended December 31, 2023
•Free Cash Flow was $215.8 million for the year ended December 31, 2024, as compared to $(84.8) million in the year ended December 31, 2023
•Cash, cash equivalents, and marketable securities were $1.8 billion as of December 31, 2024
Business and Macroeconomic Conditions
In recent years, the global economy and other macroeconomic conditions, including concerns related to inflation and rising interest rates and geopolitical risks, have resulted in uncertainty in the advertising market and have impacted brands’ and agencies’ ability and willingness to invest in advertising. We expect that these macroeconomic conditions may continue to impact revenue growth in the near term, although we are unable to predict the duration or degree of such volatility with any certainty.
Since the continuing impact of these macroeconomic conditions on our results of operations and overall financial performance remains highly unpredictable, our past results may not be indicative of our future performance. Given the uncertainty, we are unable to predict the extent and duration of the impact of these conditions on our employees, users, and advertisers, or our business, results of operations, and financial condition.

For more information about the factors potentially impacting our performance, see “Risk Factors” elsewhere in this Annual Report on Form 10-K.
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
During the three months ended December 31, 2023 and 2022, we deployed further advances in our process used to identify and address activity by users and visitors, including web crawlers and scrapers. As we identify automated agents, we remove them from our DAUq and WAUq count prospectively and do not recalculate DAUq and WAUq for prior periods if we assess such impact to be immaterial. As we have continued to improve our capabilities to identify suspicious traffic, we have not seen this methodology materially impact trends in DAUq and WAUq from quarter to quarter.

Trends in User Metrics
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	5%	7%	15%	27%	37%	51%	47%	39%
Logged-in DAUq YoY Growth:	13%	14%	19%	21%	27%	31%	27%	27%

Total DAUq YoY Growth:	6%	9%	19%	34%	45%	59%	51%	32%	Total DAUq YoY Growth:	4%	5%	12%	21%	30%	44%	44%	46%
Logged-in DAUq YoY Growth:	12%	12%	16%	20%	27%	32%	29%	24%	Logged-in DAUq YoY Growth:	14%	16%	22%	21%	28%	30%	26%	29%
We assess both year over year and quarter over quarter growth of DAUq in each period.
In the three months ended December 31, 2024, global DAUq grew 39% compared to the prior year period, driven by 32% growth in DAUq in the United States and 46% growth in DAUq in the rest of world. Global DAUq grew 5% compared to the prior quarter period, driven by 10% growth in DAUq in the rest of world while DAUq in the United States remained flat. The growth in global DAUq in the three months ended December 31, 2024 compared to the prior year period and prior quarter period was driven by the combination of third-party search engine and algorithm changes, traction in our growth strategies, particularly in machine translation, and product enhancements.

Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	2%	5%	15%	29%	40%	57%	53%	42%
DAUq/WAUq:	28%	28%	28%	27%	27%	27%	27%	27%

WAUq YoY Growth:	4%	9%	21%	39%	53%	68%	58%	31%	WAUq YoY Growth:	1%	1%	9%	20%	30%	48%	48%	52%
In the three months ended December 31, 2024, global WAUq grew 42% compared to the prior year period, driven by 31% growth in WAUq in the United States and 52% growth in WAUq in the rest of world. In the three months ended December 31, 2024, global WAUq increased 4% compared to the prior quarter period, driven by 11% growth in WAUq in the rest of world, partially offset by a 3% decline in WAUq in the United States. For the three months ended December 31, 2024, the proportion of DAUq to WAUq was 27%.
User Growth and Engagement
The absolute number of DAUq is a critical component to our business because it influences our advertising inventory as well as our infrastructure expenses.
We believe we have the opportunity to continue to grow our DAUq in the United States and around the world. Growth in DAUq depends on our ability to attract new users and retain existing users. We aim to increase DAUq by scaling internationally, improving discovery and the user experience, elevating conversations and video, modernizing search, and providing customized content recommendations. We believe we can grow engagement and convert more WAUq into DAUq by making it easier for new and existing Redditors to discover relevant communities and content. We believe we can convert logged-out DAUq into logged-in DAUq by making the user experience, including search, simpler and more personalized to further increase engagement and retention. Growth in DAUq is also impacted by external factors such as worldwide events, cultural trends, the global economy, and actions by external parties such as changes in internet search engine algorithms and dynamics.
Monetization
We generate a majority of our revenue through the sale of advertising on our mobile applications and website. We built our advertising business by focusing on top U.S.-based advertisers, and over time we have expanded our focus towards mid-sized and smaller advertisers, as well as international advertisers. The pricing of our advertising products is affected by our technological investments as well as other factors, including the global economy and the highly competitive nature of our industry.
We also generate revenue from content licensing, Reddit Premium subscriptions, and products within our user economy. We are in the early stages of monetization from content licensing and expect our growing data advantage to continue to be valuable across several applications of LLMs (e.g., search, run-time inference). We also intend to open additional monetization channels for Reddit by providing our users and creators with the requisite tools and incentives to drive continued creation, improvements, and commerce.
Trends in Monetization Metrics
In the year ended December 31, 2024, we recorded revenue of $1.3 billion, as compared to revenue of $804.0 million for the year ended December 31, 2023, representing an increase of 62% compared to the prior year period.
ARPU. We define average revenue per unique (“ARPU”) as quarterly revenue in a given geography divided by the average DAUq in that geography. For the purposes of calculating ARPU, advertising revenue in a given geography is based on the geographic location in which advertising impressions are delivered, as this approximates revenue based on user activity, while other revenue in a given geography is based on the billing address of the customer. This differs from the presentation of our revenue by geography in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, where both advertising revenue and other revenue are based on the billing address of the customer.
We present ARPU globally and also broken out on a United States and rest of world basis because we currently monetize users in the United States and the rest of the world at different rates. We measure ARPU because we believe that this metric helps our management and investors assess the extent to which we are monetizing our DAUq. Monetization of new users is generally at a lower rate than existing users and as such, ARPU tends to grow at a lower rate than revenue in periods of strong DAUq growth. Currently, logged-out users tend to have lower engagement and spend less time on our platform compared to users who are logged in to a registered account, and therefore, logged-in users generally contribute significantly more to ARPU than logged-out users. Our ARPU reflects the seasonality of our advertising revenue, with the fourth quarter typically being the strongest quarter of each year, especially in the United States, our most developed geography. United States ARPU is higher primarily due to the relative size and maturity of the U.S. digital advertising market, a dynamic we expect will continue for the foreseeable future.

Quarterly ARPU
(in dollars)

YoY Growth:	7%	15%	5%	(2)%	8%	2%	14%	23%
QoQ Growth:	(22)%	11%	4%	9%	(14)%	5%	16%	18%

YoY Growth:	5%	15%	—%	(7)%	3%	(5)%	12%	28%	YOY Growth:	12%	9%	16%	3%	10%	17%	16%	25%
QoQ Growth:	(22)%	13%	1%	5%	(13)%	4%	19%	20%	QoQ Growth:	(23)%	6%	8%	18%	(18)%	13%	6%	27%
During the three months ended December 31, 2024, ARPU was $4.21, an increase of 23% compared to $3.42 for the prior year period, United States ARPU was $7.04, compared to $5.51 for the prior year period, and rest of world ARPU was $1.67, compared to $1.34 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, and to a lesser extent, an increase in content licensing revenue. The increase in global ARPU compared to the prior quarter period was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, and to a lesser extent, an increase in pricing.
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
The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(484,276)	$(90,824)	$(158,550)
Add (deduct):
Interest (income) expense, net	(78,121)	(53,281)	(15,681)
Income tax expense (benefit)	(931)	3,801	622
Depreciation and amortization(1)	15,643	13,702	8,000
Stock-based compensation expense and related taxes(2)	842,932	49,086	55,768
Restructuring costs(3)	—	8,098	—
Other (income) expense, net	2,760	143	1,448
Adjusted EBITDA	$298,007	$(69,275)	$(108,393)
________________
(1)Includes depreciation and amortization as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$—	$152	$714
Research and development	9,520	8,001	4,687
Sales and marketing	4,847	4,340	1,768
General and administrative	1,276	1,209	831
Depreciation and amortization	$15,643	$13,702	$8,000
(2)Includes stock-based compensation expense and related taxes as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$620	$101	$133
Research and development	464,858	24,334	35,917
Sales and marketing	87,445	5,678	7,678
General and administrative	290,009	18,973	12,040
Stock-based compensation expense and related taxes	$842,932	$49,086	$55,768
(3)During the year ended December 31, 2023, we incurred restructuring costs of $8.1 million, primarily composed of severance and benefits expense. These charges are non-recurring and are not reflective of underlying trends in our business.

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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$222,068	$(75,114)	$(94,021)
Less:
Purchases of property and equipment	(6,248)	(9,724)	(6,233)
Free Cash Flow	$215,820	$(84,838)	$(100,254)
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Year ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$1,300,205	$804,029	$666,701	$496,176	62%	$137,328	21%
Net income (loss)	(484,276)	(90,824)	(158,550)	(393,452)	NM	67,726	(43)%
Adjusted EBITDA(1)	298,007	(69,275)	(108,393)	367,282	NM	39,118	(36)%
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
We also generate revenue from content licensing, Reddit Premium subscriptions, and products within our user economy. In our content licensing arrangements, we provide customers with the right to access content from our platform over the contractual period. We recognize content licensing revenue as our content partners consume and benefit from their use of the licensed content, which is generally ratably over the license period. We recognize Reddit Premium subscription revenue ratably over the subscription period, which is generally less than one year. Products within our user economy include Reddit Gold and Collectible Avatars. Revenue from Reddit Gold and Collectible Avatars was not material for the years ended December 31, 2024, 2023, and 2022.
Cost of Revenue
Cost of revenue consists primarily of payments to third parties for the cost of hosting and supporting our mobile applications and website. In addition, cost of revenue includes expenses directly associated with the delivery of our advertising and other services, including advertising measurement services and credit card and other transaction processing fees. Cost of revenue also consists of employee-related costs, including salaries, benefits, and stock-based compensation.

Research and Development Expenses
Research and development expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for engineers and other employees engaged in the research, design, and development of new and existing products. Research and development expenses also include professional services and hosting costs associated with internal research and development activities, as well as allocated facilities and other supporting overhead costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for employees engaged in sales, sales support, business and brand development, marketing, and customer service functions. Sales commissions are expensed as incurred in sales and marketing expenses as the expected period of benefit is one year or less. Sales and marketing expenses also include costs incurred for advertising, market research, branding, professional services, marketing, and promotional expenditures, as well as allocated facilities and other supporting overhead costs.
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for certain executives as well as employees engaged in finance, legal, human resources, information technology, communications, and other administrative teams. General and administrative expenses also include costs incurred for professional services, as well as allocated facilities and other supporting overhead costs.
Other Income (Expense), Net
Other income (expense), net, consists primarily of interest income, interest expense, realized gains and losses on sales of marketable securities, and foreign currency transaction gains and losses.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,300,205	$804,029	$666,701
Costs and expenses:
Cost of revenue	123,595	111,011	104,799
Research and development	935,152	438,346	365,164
Sales and marketing	350,579	230,175	225,078
General and administrative	451,447	164,658	143,822
Total costs and expenses	1,860,773	944,190	838,863
Income (loss) from operations	(560,568)	(140,161)	(172,162)
Other income (expense), net	75,361	53,138	14,234
Income (loss) before income taxes	(485,207)	(87,023)	(157,928)
Income tax expense (benefit)	(931)	3,801	622
Net income (loss)	$(484,276)	$(90,824)	$(158,550)
Adjusted EBITDA(1)	$298,007	$(69,275)	$(108,393)
Net cash provided by (used in) operating activities	$222,068	$(75,114)	$(94,021)
Free Cash Flow(2)	$215,820	$(84,838)	$(100,254)
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
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2024	2023	2022
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	10	14	16
Research and development	72	55	55
Sales and marketing	27	29	34
General and administrative	35	20	22
Total costs and expenses	144	118	127
Income (loss) from operations	(44)	(18)	(27)
Other income (expense), net	6	7	2
Income (loss) before income taxes	(38)	(11)	(25)
Income tax expense (benefit)	0	0	0
Net income (loss)	(38)%	(11)%	(25)%

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue	$1,300,205	$804,029	$496,176	62%
Revenue for the year ended December 31, 2024 increased by $496.2 million, or 62%, compared to the prior year. The growth in revenue was due primarily to an increase in advertising revenue driven mainly by an increase in impressions delivered. In addition, other revenues increased as a result of content licensing agreements executed in 2024.
Cost of Revenue

	Year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$123,595	$111,011	$12,584	11%
Cost of revenue for the year ended December 31, 2024 increased by $12.6 million, or 11%, compared to the prior year. The increase in cost of revenue was primarily attributable to increased hosting usage to support user growth on our platform and an increase in advertising measurement and other services, partially offset by lower hosting prices and hosting cost efficiencies.
Research and Development Expenses

	Year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development	$935,152	$438,346	$496,806	113%
Research and development expenses for the year ended December 31, 2024 increased by $496.8 million, or 113%, compared to the prior year. The increase was driven primarily by higher stock-based compensation expense and related taxes, including the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity-based vesting condition and an increase in other employee-related costs.
Sales and Marketing Expenses

	Year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$350,579	$230,175	$120,404	52%
Sales and marketing expenses for the year ended December 31, 2024 increased by $120.4 million, or 52%, compared to the prior year. The increase was driven primarily by higher stock-based compensation expense and related taxes, including the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity-based vesting condition and an increase in other employee-related costs.
General and Administrative Expenses

	Year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$451,447	$164,658	$286,789	174%

General and administrative expenses for the year ended December 31, 2024 increased by $286.8 million, or 174%, compared to the prior year. The increase was driven primarily by higher stock-based compensation expense and related taxes, including the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity-based vesting condition.
Other Income (Expense), Net

	Year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$75,361	$53,138	$22,223	42%
Other income (expense), net for the year ended December 31, 2024 increased by $22.2 million, or 42%, compared to the prior year. The increase was primarily due to higher interest earned on our cash and investments driven by a higher invested balance and higher interest rates.
Income Tax Expense (Benefit)

	Year ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(931)	$3,801	$(4,732)	(124)%

Income tax expense (benefit) for the year ended December 31, 2024 decreased by $4.7 million, or 124%, compared to the prior year. The decrease in income tax expense was primarily attributable to a decrease in taxable income in the current period.
Liquidity and Capital Resources
We have historically financed our operations primarily through net proceeds from the sale of convertible preferred stock and payments received from our customers. Additionally, in March 2024, we completed our IPO, which resulted in net proceeds of $600.0 million after deducting underwriting discounts and commissions of $31.6 million. We began generating net positive operating cash flows in 2024. Our primary uses of cash are employee-related costs and the cost of hosting our mobile applications and website.
As of December 31, 2024, we had $1.8 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. As of December 31, 2024, approximately 2% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of December 31, 2024, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $4.9 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.1 million. The aggregate available balance under the Revolving Credit Facility was $745.1 million as of December 31, 2024.
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

The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of December 31, 2024.
We believe our cash flows from operations, existing cash, cash equivalents, and marketable securities, and amounts available under our Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital needs.
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$222,068	$(75,114)	$(94,021)
Net cash provided by (used in) investing activities	(440,687)	41,291	(804,183)
Net cash provided by (used in) financing activities	379,535	(811)	(3,784)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$160,916	$(34,634)	$(901,988)
Free Cash Flow	$215,820	$(84,838)	$(100,254)
Operating Activities
Net cash provided by operating activities was $222.1 million in the year ended December 31, 2024, resulting primarily from adjustments for non-cash items, primarily related to stock-based compensation expense of $801.6 million, and an increase in accrued expenses and other liabilities of $59.3 million due to timing of payments. These increases were partially offset by net loss of $(484.3) million, an increase in accounts receivable of $104.3 million related to an increase in advertising revenue, and amortization of premium (accretion of discount) on marketable securities, net, of $(43.4) million. Net cash used in operating activities was $(75.1) million in the year ended December 31, 2023, resulting primarily from net loss of $(90.8) million, and an increase in accounts receivable of $53.3 million related to an increase in advertising revenue. These increases were partially offset by adjustments for non-cash items, primarily related to stock-based compensation expense of $47.6 million, and an increase in accounts payable and accrued expenses and other liabilities of $25.2 million due to timing of payments.
Investing Activities
Net cash used in investing activities was $(440.7) million in the year ended December 31, 2024, primarily due to additional purchases of marketable securities of $2.0 billion and cash paid for acquisitions, net of cash acquired of $17.1 million, partially offset by maturities of marketable securities of $1.6 billion. Net cash provided by investing activities was $41.3 million in the year ended December 31, 2023, primarily due to maturities and proceeds from the sale of marketable securities of $1.3 billion, partially offset by additional purchases of marketable securities.
Financing Activities
Net cash provided by financing activities was $379.5 million in the year ended December 31, 2024 and consisted primarily of cash proceeds from the issuance of Class A common stock in our IPO, net of underwriting discounts and commissions, of $600.0 million and proceeds from exercises of employee stock options of $89.0 million, partially offset by taxes paid related to net share settlement of restricted stock units of $294.6 million. Net cash used in financing activities was $(0.8) million in the year ended December 31, 2023 and consisted primarily of cash payments of $4.3 million for taxes paid related to net share settlement of restricted stock units and other financing activities of $4.9 million, partially offset by proceeds from exercises of employee stock options of $8.4 million.

Free Cash Flow
Free Cash Flow was $215.8 million for the year ended December 31, 2024, and was composed of net cash provided by operating activities, resulting primarily from adjustments for non-cash items, partially offset by net loss and changes in working capital. Free Cash Flow was $(84.8) million for the year ended December 31, 2023, and was composed of net cash used in operating activities, resulting primarily from net loss, partially offset by adjustments for non-cash items and changes in working capital. Free Cash Flow also included purchases of property and equipment of $6.2 million and $9.7 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the increase in Free Cash Flow as compared to the prior year was driven primarily by the increase in cash provided by operating activities.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2024:

	Total	Less than 1 Year	1–3 Years	3–5 Years
	(in thousands)
Operating leases	$30,165	$7,509	$14,916	$7,740
Purchase commitments	336,978	173,662	163,313	3
Total	$367,143	$181,171	$178,229	$7,743
Under the terms of certain of our purchase commitments, we are contractually obligated to purchase specified minimums over the contract term. If we do not meet the specified minimums, we will have an obligation to pay the service provider any shortfall. Obligations and commitments presented above are before consideration of any credits that may be earned during the term.
See Note 7—Operating Leases and Note 11—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion on our operating leases and purchase commitments.
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
The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. Refer to Note 2—Basis of Presentation and Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our other significant accounting policies.
Revenue Recognition
We generate a majority of our revenue through the sale of advertising on our mobile applications and website. Other revenue consists of revenue from content licensing, Reddit Premium subscriptions, and products within our user economy.
We determine revenue recognition by identifying the contract or contracts with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when, or as, we satisfy a performance obligation.

For customer contracts that include multiple performance obligations, we identify each distinct performance obligation and determine the transaction price, which may include an estimation of variable consideration, subject to constraint. The transaction price is allocated to each performance obligation using the stand-alone selling price, which is generally based on the observable price of each good or service.
We recognize advertising revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click (“CPC”) basis, views an ad contracted on a cost per thousand impressions (“CPM”) basis, views a video ad contracted on a cost per view (“CPV”) basis, or on a fixed fee basis, based upon ad delivery over the service period, which is typically less than 30 days in duration. Generally, we recognize advertising revenue on a gross basis since we control the advertising units before being transferred to our users. In arrangements where another party is involved in providing specified services to a customer, we evaluate whether we are the principal or agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to the customer. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis. For the periods presented, revenue for arrangements where we are the agent was not material.
The transaction price in advertising arrangements is generally calculated as the number of advertising units delivered multiplied by the contractually agreed upon CPC, CPM, or CPV, or on a fixed fee basis and revenue is recognized based on the number of clicks, impressions, or views, or ratable over the service period, respectively.
In our content licensing arrangements, we provide customers with the right to access content from our platform over the contractual period. The transaction price in content licensing arrangements is generally a fixed fee or usage-based fee. We recognize content licensing revenue as our content partners consume and benefit from their use of the licensed content, which is generally ratably over the license period. We recognize Reddit Premium subscription revenue ratably over the subscription period, which is generally less than one year. Products within our user economy include Reddit Gold and Collectible Avatars. Revenue from Reddit Gold and Collectible Avatars was not material for the years ended December 31, 2024, 2023, and 2022.
Stock-Based Compensation
We measure and recognize compensation expense for stock-based awards, including restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and stock options granted to employees and non-employees based on the grant date fair value of the awards granted. Prior to our IPO, we did not recognize any stock-based compensation expense for RSUs with a liquidity-based vesting condition because no qualifying event had occurred. Upon the effectiveness of the IPO, the liquidity-based vesting condition for such RSUs was satisfied and we recorded cumulative stock-based compensation expense using the accelerated attribution method. The remaining unrecognized stock-based compensation expense related to these RSUs will be recorded over their remaining requisite service periods. For awards granted with only service-based vesting conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards.
Common Stock Valuations
Prior to our IPO, the fair value of the Class A common stock underlying our stock-based awards was determined by our board of directors, with input from management and reviews of third-party valuations of our common stock determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Our board of directors exercised reasonable judgment and considered numerous subjective factors to determine the best estimate of the fair value of our common stock, including the following:
•the prices of recent issuances of convertible preferred stock by us to investors in arm’s-length transactions;
•the rights, preferences, and privileges of our convertible preferred stock relative to our common stock;
•third-party valuations of our common stock completed as of October 18, 2017, October 16, 2018, February 21, 2019, May 17, 2019, May 31, 2020, February 8, 2021, April 9, 2021, September 16, 2021, December 13, 2021, February 16, 2022, March 24, 2022, April 13, 2022, June 30, 2022, August 4, 2022, November 3, 2022, February 9, 2023, May 4, 2023, August 3, 2023, and December 30, 2023;
•the prices paid for common stock in tender offers and secondary market transactions;
•our performance and market position relative to our competitors or similar publicly traded companies;
•the likelihood and timing of achieving a liquidity event, such as an IPO or sale of our company, given internal company and prevailing market conditions;

•our developments and milestones;
•the lack of marketability of our common stock; and
•U.S. and global capital market conditions.
In valuing our common stock, our board of directors determined the equity value of our business using various valuation methods including combinations of income and market approaches with input from management.
For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock using either the option pricing method (“OPM”), or the probability-weighted expected return method (“PWERM”). Our valuations prior to September 16, 2021 were allocated utilizing the OPM approach. Beginning on September 16, 2021, our valuations were allocated utilizing the PWERM approach. Application of these valuation approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations and may have a material impact on the valuation of our common stock.
For valuations after the completion of our IPO, our board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
Recent Accounting Pronouncements
See Note 2—Basis of Presentation and Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for any recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $562.1 million and $401.2 million as of December 31, 2024 and 2023, respectively. We had marketable securities of $1.3 billion and $811.9 million as of December 31, 2024 and 2023, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the years ended December 31, 2024 and 2023, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the years ended December 31, 2024 and 2023, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the years ended December 31, 2024 and 2023, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Reddit, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Reddit, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the delivery quantity of ad impressions
As discussed in Note 2 to the consolidated financial statements, the Company generated $1,300 million of revenue for the year ended December 31, 2024. The Company generates the majority of its revenues by delivering ads on the Company’s website and mobile applications. Revenue is recognized after transferring control of the promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click basis, views an ad contracted on a cost per thousand impressions basis, views a video ad contracted on a cost per view basis, or on a fixed fee basis, based on ad delivery over the service period.
We identified the evaluation of the sufficiency of audit evidence over advertising revenue as a critical audit matter. Complex auditor judgment was required in evaluating the sufficiency of audit evidence over advertising revenue due to the proprietary IT system used to capture and track ad delivery used in revenue recognition. Specialized skills and knowledge were needed to test the IT system used for the processing and recording of advertising revenue.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over advertising revenue. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of a manual internal control over the Company’s advertising revenue process. We tested the capture and tracking of ad delivery within the Company’s revenue systems by comparing known instances of ads viewed to system information for ads delivered. We performed a software-assisted data analysis to test relationships among certain revenue transactions. For a selection of advertising revenue transactions, we assessed the recorded revenue by comparing the amounts recognized for consistency with underlying documentation, including contract terms, ads delivered, accounts receivables, and subsequent cash received, if applicable. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
February 12, 2025

Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$562,092	$401,176
Marketable securities	1,278,717	811,946
Accounts receivable, net	349,534	245,279
Prepaid expenses and other current assets	33,058	21,286
Total current assets	2,223,401	1,479,687
Property and equipment, net	12,652	14,946
Operating lease right-of-use assets, net	23,249	24,008
Intangible assets, net	25,424	32,147
Goodwill	42,174	26,299
Other noncurrent assets	9,695	19,380
Total assets	$2,336,595	$1,596,467
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$45,423	$46,514
Operating lease liabilities	6,137	3,707
Accrued expenses and other current liabilities	124,464	83,349
Total current liabilities	176,024	133,570
Operating lease liabilities, noncurrent	20,565	22,040
Other noncurrent liabilities	9,257	287
Total liabilities	205,846	155,897
Commitments and contingencies (Note 11)
Convertible preferred stock, par value $0.0001 per share; no and 86,864,781 shares authorized as of December 31, 2024 and 2023, respectively; no and 73,021,449 shares issued and outstanding as of December 31, 2024 and 2023, respectively; aggregate liquidation preference of $0 and $1,847,993 as of December 31, 2024 and 2023, respectively	—	1,853,492
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000,000 and no shares authorized as of December 31, 2024 and 2023, respectively; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 and 189,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 125,001,880 and 7,099,700 shares issued and outstanding as of December 31, 2024 and 2023, respectively	12	—
Class B common stock, par value $0.0001 per share; 140,000,000 and 142,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 55,314,099 and 53,904,204 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	6
Class C common stock, par value $0.0001 per share; 100,000,000 and no shares authorized as of December 31, 2024 and 2023, respectively; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	3,331,546	302,820
Accumulated other comprehensive income (loss)	24	814
Accumulated deficit	(1,200,838)	(716,562)
Total stockholders’ equity (deficit)	2,130,749	(412,922)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$2,336,595	$1,596,467
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue	$1,300,205	$804,029	$666,701
Costs and expenses:
Cost of revenue	123,595	111,011	104,799
Research and development	935,152	438,346	365,164
Sales and marketing	350,579	230,175	225,078
General and administrative	451,447	164,658	143,822
Total costs and expenses	1,860,773	944,190	838,863
Income (loss) from operations	(560,568)	(140,161)	(172,162)
Other income (expense), net	75,361	53,138	14,234
Income (loss) before income taxes	(485,207)	(87,023)	(157,928)
Income tax expense (benefit)	(931)	3,801	622
Net income (loss)	$(484,276)	$(90,824)	$(158,550)
Net income (loss) per share attributable to Class A and Class B common stock, basic and diluted (Note 4)	$(3.33)	$(1.54)	$(2.77)
Weighted-average shares of Class A and Class B common stock used to compute net income (loss) per share attributable to common stockholders, basic and diluted	145,472,389	59,138,086	57,251,112
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$(484,276)	$(90,824)	$(158,550)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on marketable securities	258	4,606	(3,554)
Change in foreign currency translation adjustment	(1,048)	—	—
Net comprehensive income (loss)	$(485,066)	$(86,218)	$(162,104)
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	73,021,449	$1,853,492	5,166,855	$—	51,212,674	$6	$181,407	$(238)	$(467,188)	$(286,013)
Issuance of common stock upon exercise of stock options, net	—	—	976,178	—	197,437	—	7,034	—	—	7,034
Issuance of restricted stock awards	—	—	174,056	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units, net	—	—	2,786	—	—	—	(105)	—	—	(105)
Issuance of Class A common stock in connection with acquisitions	—	—	62,061	—	—	—	4,522	—	—	4,522
Stock-based compensation expense	—	—	—	—	—	—	55,310	—	—	55,310
Vesting of early exercised stock options	—	—	—	—	—	—	2,292	—	—	2,292
Net income (loss)	—	—			—	—	—	—	(158,550)	(158,550)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(3,554)	—	(3,554)
Balance as of December 31, 2022	73,021,449	$1,853,492	6,381,936	$—	51,410,111	$6	$250,460	$(3,792)	$(625,738)	$(379,064)
Issuance of common stock upon exercise of stock options, net	—	—	489,959	—	2,494,093	—	8,390	—	—	8,390
Issuance of common stock upon settlement of restricted stock units, net	—	—	227,805	—	—	—	(4,320)	—	—	(4,320)
Stock-based compensation expense	—	—	—	—	—	—	47,598	—	—	47,598
Vesting of early exercised stock options	—	—	—	—	—	—	692	—	—	692
Net income (loss)	—	—	—	—	—	—	—	—	(90,824)	(90,824)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	4,606	—	4,606
Balance as of December 31, 2023	73,021,449	$1,853,492	7,099,700	$—	53,904,204	$6	$302,820	$814	$(716,562)	$(412,922)
Issuance of common stock upon exercise of stock options, net	—	—	10,979,938	—	4,038,255	—	88,972	—	—	88,972
Issuance of common stock upon settlement of restricted stock units, net	—	—	11,501,630	1	1,002,455	—	(294,572)	—	—	(294,571)
Conversion of Class B common stock to Class A common stock	—	—	71,548,247	8	(71,548,247)	(8)	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(73,021,449)	(1,853,492)	5,104,017	1	67,917,432	7	1,853,486	—	—	1,853,494
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	18,576,527	2	—	—	576,266	—	—	576,268
Issuance of Class A common stock in connection with acquisitions	—	—	191,821	—	—	—	2,786	—	—	2,786
Stock-based compensation expense	—	—	—	—	—	—	801,646	—	—	801,646
Vesting of early exercised stock options	—	—	—	—	—	—	142	—	—	142
Net income (loss)	—	—	—	—	—	—	—	—	(484,276)	(484,276)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(790)	—	(790)
Balance as of December 31, 2024	—	$—	125,001,880	$12	55,314,099	$5	$3,331,546	$24	$(1,200,838)	$2,130,749
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(484,276)	$(90,824)	$(158,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,643	13,702	8,000
Non-cash operating lease cost	4,110	11,359	10,464
Amortization of premium (accretion of discount) on marketable securities, net	(43,400)	(27,442)	(3,264)
Stock-based compensation expense	801,646	47,598	55,310
Other adjustments	(4,187)	484	4,099
Changes in operating assets and liabilities:
Accounts receivable	(104,280)	(53,318)	(30,230)
Prepaid expenses and other assets	(19,485)	3,878	(1,911)
Operating lease right-of-use assets and liabilities	(2,397)	(5,758)	(10,325)
Accounts payable	(570)	12,470	10,905
Accrued expenses and other liabilities	59,264	12,737	21,481
Net cash provided by (used in) operating activities	$222,068	$(75,114)	$(94,021)
Cash flows from investing activities
Purchases of property and equipment	(6,248)	(9,724)	(6,233)
Proceeds from sale of cryptocurrency	6,869	—	—
Purchases of marketable securities	(1,996,725)	(1,259,854)	(1,430,589)
Maturities of marketable securities	1,573,602	1,273,159	674,399
Proceeds from sale of marketable securities	—	37,538	500
Cash paid for acquisitions, net of cash acquired	(17,137)	—	(42,196)
Other investing activities	(1,048)	172	(64)
Net cash provided by (used in) investing activities	$(440,687)	$41,291	$(804,183)
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	600,022	—	—
Proceeds from exercise of employee stock options	88,972	8,428	7,034
Taxes paid related to net share settlement of restricted stock units	(294,573)	(4,320)	—
Payments of initial public offering costs	(8,775)	(1,441)	(9,796)
Payments of deferred consideration and holdbacks for acquisitions	(6,111)	(3,478)	—
Other financing activities	—	—	(1,022)
Net cash provided by (used in) financing activities	$379,535	$(811)	$(3,784)
Net increase (decrease) in cash, cash equivalents, and restricted cash	160,916	(34,634)	(901,988)
Cash, cash equivalents, and restricted cash at the beginning of the period	401,226	435,860	1,337,848
Cash, cash equivalents, and restricted cash at the end of the period	$562,142	$401,226	$435,860
Cash and cash equivalents	562,092	401,176	435,810
Restricted cash	50	50	50
Total cash, cash equivalents, and restricted cash	$562,142	$401,226	$435,860
Supplemental disclosure of noncash financing and investing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$1,853,492	$—	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$23,754	$—	$—
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Notes to the Consolidated Financial Statements

1. Description of Business
Reddit, Inc. (“Reddit,” “we,” “our,” or “us”) was incorporated in the state of Delaware. Our mission is to empower communities and make their knowledge accessible to all. We built Reddit with the belief that communities unlock the power of human creativity and create a sense of belonging and empowerment for their members. We believe the world needs community more than ever, and that this represents our greatest opportunity to further enrich the lives of everyone in the world. We are headquartered in San Francisco, California, and have several offices around the world.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our consolidated financial statements include the accounts of Reddit, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
In connection with our IPO, we amended and restated our certificate of incorporation (“Restated Certificate”) which authorized 2,340,000,000 shares of capital stock, consisting of 2,000,000,000 shares of Class A common stock, 140,000,000 shares of Class B common stock, 100,000,000 shares of Class C common stock, and 100,000,000 shares of undesignated preferred stock.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management’s estimates are based on historical information available as of the date of the consolidated financial statements and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ materially from those estimates.
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
Revenue Recognition
We generate a majority of our revenue through the sale of advertising on our mobile applications and website. Other revenue consists of revenue from content licensing, Reddit Premium subscriptions, and products within our user economy.

Reddit, Inc.
Notes to the Consolidated Financial Statements

We determine revenue recognition by identifying the contract or contracts with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when, or as, we satisfy a performance obligation.
For customer contracts that include multiple performance obligations, we identify each distinct performance obligation and determine the transaction price, which may include an estimation of variable consideration, subject to constraint. The transaction price is allocated to each performance obligation using the stand-alone selling price, which is generally based on the observable price of each good or service.
Payments for revenue arrangements are due based on the contractually stated payment terms, usually within 30 to 60 days. Sales and other similar taxes are excluded from revenue.
Advertising Revenue
We recognize advertising revenue only after transferring control of promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click (“CPC”) basis, views an ad contracted on a cost per thousand impressions (“CPM”) basis, views a video ad contracted on a cost per view (“CPV”) basis, or on a fixed fee basis, based upon ad delivery over the service period, which is typically less than 30 days in duration. Generally, we recognize advertising revenue on a gross basis since we control the advertising units before being transferred to our users. In arrangements where another party is involved in providing specified services to a customer, we evaluate whether we are the principal or agent. In this evaluation, we consider if we obtain control of the specified goods or services before they are transferred to the customer. For advertising revenue arrangements where we are not the principal, we recognize revenue on a net basis. For the periods presented, revenue for arrangements where we are the agent was not material.
The transaction price in advertising arrangements is generally calculated as the number of advertising units delivered multiplied by the contractually agreed upon CPC, CPM, or CPV, or on a fixed fee basis and revenue is recognized based on the number of clicks, impressions, or views, or ratable over the service period, respectively.
Other Revenue
In our content licensing arrangements, we provide customers with the right to access content from our platform over the contractual period. The transaction price in content licensing arrangements is generally a fixed fee or usage-based fee. We recognize content licensing revenue as our content partners consume and benefit from their use of the licensed content, which is generally ratably over the license period. We recognize Reddit Premium subscription revenue ratably over the subscription period, which is generally less than one year. Products within our user economy include Reddit Gold and Collectible Avatars. Revenue from Reddit Gold and Collectible Avatars was not material for the years ended December 31, 2024, 2023, and 2022.
Cost of Revenue
Cost of revenue consists primarily of payments to third parties for the cost of hosting and supporting our mobile applications and website. In addition, cost of revenue includes expenses directly associated with the delivery of our advertising and other services, including advertising measurement services and credit card and other transaction processing fees. Cost of revenue also consists of employee-related costs, including salaries, benefits, and stock-based compensation.
Research and Development Expenses
Research and development expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for engineers and other employees engaged in the research, design, and development of new and existing products. Research and development expenses also include professional services and hosting costs associated with internal research and development activities, as well as allocated facilities and other supporting overhead costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for employees engaged in sales, sales support, business and brand development, marketing, and customer service functions. Sales commissions are expensed as incurred in sales and marketing expenses as the expected period of benefit is one year or less. Sales and marketing expenses also include costs incurred for advertising, market research, branding, professional services, marketing, and promotional expenditures, as well as allocated facilities and other supporting overhead costs.

Reddit, Inc.
Notes to the Consolidated Financial Statements

General and Administrative Expenses
General and administrative expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for certain executives as well as employees engaged in finance, legal, human resources, information technology, communications, and other administrative teams. General and administrative expenses also include costs incurred for professional services, as well as allocated facilities and other supporting overhead costs.
Advertising Costs
Advertising costs are expensed as incurred and were $9.2 million, $8.2 million, and $34.4 million for the years ended December 31, 2024, 2023, and 2022 respectively.
Stock-Based Compensation
We measure and recognize compensation expense for stock-based awards, including restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and stock options granted to employees and non-employees based on the grant date fair value of the awards granted. Prior to the IPO, for secondary sale transactions with existing investors, we recognized stock-based compensation expense representing the excess of the purchase price over the fair value of our common stock on the date of the transaction.
Income Taxes
We account for income taxes using an asset and liability approach. Under this method, the tax provision includes taxes currently due plus the net change in deferred tax assets and liabilities. Deferred tax assets and liabilities arise from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will be paid or refund received, as provided for under currently enacted tax law. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. Should there be a change in the ability to recover deferred tax assets, the income tax provision would increase or decrease in the period in which the assessment is changed.
We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Any interest and penalties related to unrecognized tax benefits are recognized as income tax expense in the consolidated statements of operations.
Functional Currency
Generally, the U.S. dollar is the functional currency for our subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. Net foreign exchange gains and losses were not material for the years ended December 31, 2024, 2023, and 2022.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less from the date of purchase. We define restricted cash as cash that cannot be withdrawn or used for general operating activities. Restricted cash is classified as current or noncurrent assets based on the contractual or estimated term of the remaining restriction. As of

Reddit, Inc.
Notes to the Consolidated Financial Statements

December 31, 2024 and 2023, restricted cash included in other noncurrent assets in the consolidated balance sheets was not material.
Marketable Securities
We hold investments in marketable securities consisting of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, certificates of deposit, and commercial paper. We classify our marketable securities as available-for-sale investments in current assets because they represent investments available for current operations. Our available-for-sale investments are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Expected losses from credit related impairment, if any, are recognized through an allowance for credit losses and adjusted each period for changes in credit risk. Gains or losses on the sale or maturities of marketable securities are determined using the specific identification method and recorded in other income (expense), net in our consolidated statements of operations.
Fair Value Measurements
Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash, cash equivalents, and restricted cash, are recorded at cost, which approximates fair value. Additionally, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to their short-term nature.
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts due to expected credit losses and potentially uncollectible receivables. We apply a “single loss” rate approach to the overall accounts receivable portfolio and also evaluate the aging, historical write-offs, and collectability of accounts receivable on a customer-by-customer basis. The allowance for doubtful accounts was immaterial as of December 31, 2024 and 2023.
Contract Assets
When revenue recognition exceeds the amounts billable on a contract, the difference is recorded as a contract asset. The current portion of contract assets included within accounts receivable, net, and the noncurrent portion of contract assets included within other noncurrent assets on the consolidated balance sheets were not material as of December 31, 2024 and 2023.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which is generally three to five years for computer equipment, furniture, and fixtures. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the assets. Maintenance and repairs are expensed as incurred.
Software Development Costs
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete, it is probable that the project will be completed, and the software will be used to perform the function intended. Due to the iterative process of our development projects, development costs meeting our capitalization criteria were not material for the periods presented.
Leases
Leases arise from contractual obligations that convey the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. We determine if a contract is, or contains, a lease at contract inception. All of our leases are operating leases and are included in operating lease right-of-use assets, net, operating lease liabilities, and operating lease liabilities, non-current on the consolidated balance sheets.
Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term discounted using our incremental borrowing rate. Operating lease right-of-use assets also include any lease payments made and exclude lease incentives. As our leases do not provide an implicit rate,

Reddit, Inc.
Notes to the Consolidated Financial Statements

the incremental borrowing rate used is estimated based on what we would have to pay on a collateralized basis over a similar term as the lease. Lease payments include fixed payments and any variable payments based on an index or rate, and are recognized as lease expense on a straight-line basis over the term of the lease.
Deferred Offering Costs
Prior to our IPO, deferred offering costs, which consisted of direct incremental legal, accounting, consulting, and other fees related to the IPO, were capitalized in other noncurrent assets on the consolidated balance sheets. After the IPO, the deferred offering costs were reclassified into additional paid-in capital as an offset against IPO proceeds. Deferred offering costs included in other noncurrent assets were $16.5 million as of December 31, 2023.
Business Combinations
We include the results of operations of the businesses that we acquire from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and selection of comparable companies. Our estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
When we issue cash payments or grants of equity to selling stockholders in connection with an acquisition, we evaluate whether the payments or awards are compensatory. This evaluation includes whether cash payments or stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for the cash to be paid or stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations.
Goodwill
Goodwill represents the excess of the aggregate purchase consideration over the fair value of net assets acquired in a business combination. We perform our annual impairment test on October 1. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill has been impaired. Our impairment tests are based on a single operating segment and reporting unit structure. No impairment charges were recorded during the years ended December 31, 2024, 2023, and 2022.
Acquired Intangible Assets
Identifiable acquired intangible assets consist primarily of acquisition-related developed technology. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized on a straight-line basis over the estimated useful life of up to five years.
Cryptocurrency
We account for cryptocurrency investments, and cryptocurrency received in exchange for goods and services, as intangible assets with indefinite useful lives, which are measured at cost, net of any impairment losses incurred since acquisition, on the consolidated balance sheets. Cryptocurrency accounted for as intangible assets are not amortized, but assessed for impairment quarterly, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.
The computation of gains or losses on the sale of cryptocurrency, or use of cryptocurrency to settle any obligations, is based on the difference between the market price quoted on our principal market for cryptocurrencies at the time of sale or settlement and the cost basis of the cryptocurrency, which is determined on a first-in, first-out basis. During the year ended December 31, 2024, we sold the majority of our cryptocurrency portfolio, which consisted primarily of Bitcoin and Ether. The net carrying value of our cryptocurrencies and all related cryptocurrency activity, including the gain recognized on sale, was immaterial for the periods presented.

Reddit, Inc.
Notes to the Consolidated Financial Statements

Impairment of Long-Lived Assets
We evaluate recoverability of our property and equipment and definite-lived intangible assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Events and changes in circumstances considered in determining whether the carrying value of long-lived assets may not be recoverable include significant changes in performance relative to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows to be generated. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the assets. We determined that there were no events or changes in circumstances that indicated our long-lived assets were impaired during the periods presented.
Concentration of Business Risk
We primarily use Amazon Web Services and Google Cloud Platform for our hosting requirements. A disruption or loss of service from Amazon Web Services or Google Cloud Platform could harm our ability to operate. Although we believe there are other qualified providers that can provide these services, a transition to a new provider could create a disruption to our business and negatively impact our operating results.
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
No customer accounted for greater than 10% of our revenues for the years ended December 31, 2024, 2023, and 2022. No customer accounted for greater than 10% of our accounts receivable as of December 31, 2024 and 2023.
Segments
We have determined that we have a single operating segment. Our Chief Executive Officer is our chief operating decision maker who evaluates performance and makes operating decisions about allocating resources based on consolidated financial data.
Emerging Growth Company Status
As of December 31, 2024, we lost our status as an emerging growth company as defined in the JOBS Act. As a result, we are no longer entitled to take advantage of specified reduced reporting requirements and relief from certain other significant requirements that are otherwise generally applicable to public companies.
As an emerging growth company, we previously elected to leverage the provision of the JOBS Act that allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies through December 31, 2022. As a result, our financial statements for the year ended December 31, 2022 may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Beginning January 1, 2023, we elected to irrevocably opt out of the extended transition period provided in the JOBS Act and began to comply with new or revised accounting standards at the time when adoption of such standards was required for public companies that are non-emerging growth companies.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. All disclosure requirements of this standard are required for entities with a single reportable segment. We adopted this standard effective January 1, 2024. Adoption of this standard resulted

Reddit, Inc.
Notes to the Consolidated Financial Statements

in additional segment-related disclosures made in Note 18—Segment and Geographic Information, but did not impact our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This standard also requires certain disaggregated disclosures related to income from continuing operations, income tax expense, and income taxes paid. The standard is effective for us beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact the adoption will have on our disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires an entity to disclose disaggregated information about certain income statement expense line items. The standard is effective for us beginning January 1, 2027, with early adoption permitted. We are currently evaluating the impact the adoption will have on our disclosures.
3. Revenue
The following table represents our revenue disaggregated by source:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Advertising revenue	$1,185,456	$788,782	$652,562
Other revenue	114,749	15,247	14,139
Total revenue	$1,300,205	$804,029	$666,701
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
United States	$1,063,556	$651,378	$548,964
Rest of world(1)	236,649	152,651	117,737
Total revenue	$1,300,205	$804,029	$666,701
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the years ended December 31, 2024, 2023, and 2022.
Deferred revenue was $14.9 million and $7.4 million as of December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024, 2023, and 2022, revenue recognized from the deferred revenue balance at the beginning of each period was $7.2 million, $7.8 million, and $6.5 million, respectively.
As of December 31, 2024, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year is $252.9 million. This amount consists primarily of long-term content licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $114.6 million in 2025, $113.2 million in 2026, and $25.1 million in 2027.
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

Reddit, Inc.
Notes to the Consolidated Financial Statements

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
The holders of Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock did not have a contractual obligation to share in our losses. As such, our net losses for the years ended December 31, 2023 and 2022 were not allocated to these participating securities.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stock:

	Year ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(231,631)	$(252,645)	$(11,033)	$(79,791)	$(16,272)	$(142,278)
Denominator:
Basic weighted-average common shares outstanding	69,580,048	75,892,341	7,183,723	51,954,363	5,875,656	51,375,456
Diluted weighted-average common shares outstanding	69,580,048	75,892,341	7,183,723	51,954,363	5,875,656	51,375,456
Basic and diluted income (loss) per share attributable to common stockholders	$(3.33)	$(3.33)	$(1.54)	$(1.54)	$(2.77)	$(2.77)
The following outstanding potentially dilutive shares, including stock options that have been exercised prior to vesting, were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Year ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Stock options	11,501,771	3,185,767	22,600,876	7,213,522	16,290,463	8,228,797
Unvested RSUs and RSAs	10,746,145	598,102	24,166,383	2,720,150	12,953,243	4,362,661
Preferred shares	—	—	5,104,017	67,917,432	5,104,017	67,917,432
	22,247,916	3,783,869	51,871,276	77,851,104	34,347,723	80,508,890

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

Reddit, Inc.
Notes to the Consolidated Financial Statements

The following table sets forth our financial assets that are measured at fair value on a recurring basis:

		December 31, 2024
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$497,461	$—	$—	$497,461
U.S. treasury securities	Level 1	5,979	2	—	5,981
Corporate bonds	Level 2	1,066	2	—	1,068
Marketable securities:
U.S. treasury securities	Level 1	817,996	1,120	(396)	818,720
U.S. agency bonds	Level 2	117,965	15	(62)	117,918
Corporate bonds	Level 2	159,424	400	(86)	159,738
Commercial paper	Level 2	182,264	99	(22)	182,341
Total		$1,782,155	$1,638	$(566)	$1,783,227

		December 31, 2023
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$345,555	$—	$—	$345,555
Commercial paper	Level 2	9,994	—	(9)	9,985
Marketable securities:
U.S. treasury securities	Level 1	426,734	697	(188)	427,243
U.S. agency bonds	Level 2	77,535	13	(34)	77,514
Non-U.S. government securities	Level 2	21,723	10	(27)	21,706
Corporate bonds	Level 2	94,725	310	(81)	94,954
Certificates of deposit	Level 2	2,810	—	(1)	2,809
Commercial paper	Level 2	187,596	148	(24)	187,720
Total		$1,166,672	$1,178	$(364)	$1,167,486
Gross unrealized gains (losses) within accumulated other comprehensive income (loss) were immaterial as of December 31, 2024 and 2023. There were no impairment charges due to credit losses during the years ended December 31, 2024, 2023, and 2022.
As of December 31, 2024, the amortized cost of marketable securities with maturities less than one year was $989.2 million. The amortized cost of marketable securities with maturities between one and five years was $288.4 million.

Reddit, Inc.
Notes to the Consolidated Financial Statements

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$14,583	$11,930
Other receivables	11,500	4,695
Interest receivable	4,695	3,071
Other	2,280	1,590
Total prepaid expenses and other current assets	$33,058	$21,286
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Computer equipment, furniture, and fixtures	$15,832	$14,136
Leasehold improvements	8,017	7,597
Total property and equipment	23,849	21,733
Less: accumulated depreciation	(11,197)	(6,787)
Total property and equipment, net	$12,652	$14,946
Depreciation expense was immaterial for the years ended December 31, 2024, 2023, and 2022.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation and benefits	$63,441	$37,964
Deferred revenue	14,805	7,250
Accrued expenses	31,817	26,740
Revenue share payable and other	6,939	2,549
Holdback liability from acquisitions	—	6,111
Other	7,462	2,735
Total accrued expenses and other current liabilities	$124,464	$83,349
7. Operating Leases
We have entered into various non-cancellable operating leases agreements, primarily for the use of office space, expiring at various dates through 2029. Our lease terms include options to extend or terminate the lease when it is reasonably certain they will be exercised. We consider these options in determining the lease term on a lease-by-lease basis. We account for lease components and non-lease components as a single lease component for all leases. None of our lease agreements contain material non-lease components, material residual value guarantees, or restrictive covenants. We have elected an accounting policy to not recognize short-term leases, which have a lease term of twelve months or less, on the consolidated balance sheets.

Reddit, Inc.
Notes to the Consolidated Financial Statements

Lease Cost
The components of lease cost were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$7,231	$13,062	$11,077
Short-term lease cost	3,324	3,857	4,291
Variable lease cost	278	749	781
Total lease costs	$10,833	$17,668	$16,149
Lease Term and Discount Rate
The weighted-average remaining lease term and discount rate related to the operating leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	4.00	4.84
Weighted-average discount rate	6.48%	6.65%
Maturity of Lease Liabilities
The present value of our operating lease liabilities as of December 31, 2024 was as follows:

(in thousands)
2025	$7,509
2026	7,502
2027	7,414
2028	6,256
2029	1,484
Total undiscounted lease payments	30,165
Less: imputed interest	(3,463)
Present value of lease liabilities	$26,702
Operating lease liabilities	6,137
Operating lease liabilities, noncurrent	20,565
Total	$26,702
Other Information
Right-of-use assets obtained in exchange for lease liabilities were $4.7 million, $12.0 million, and $16.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Cash payments included in the measurement of our operating lease liabilities were $5.3 million, $8.9 million, and $9.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
8. Acquisitions
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

Reddit, Inc.
Notes to the Consolidated Financial Statements

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
9. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill during the year ended December 31, 2024 was as follows:

(in thousands)
Balance as of December 31, 2023	$26,299
Goodwill acquired	15,875
Balance as of December 31, 2024	$42,174
There was no change in the carrying amount of goodwill during the year ended December 31, 2023.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$22,051	$25,409	2.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$22,651	$25,409

	December 31, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$43,160	$12,973	$30,187	3.6
Other intangible assets	600	467	133	0.3
Total acquired intangible assets	$43,760	$13,440	$30,320
Amortization expense was $9.2 million and $9.0 million for the years ended December 31, 2024 and 2023, respectively. Amortization expense was immaterial for the year ended December 31, 2022.
The estimated future amortization expense related to acquired intangible assets as of December 31, 2024 was as follows:

(in thousands)
2025	$9,913
2026	9,913
2027	5,583
Total	$25,409

Reddit, Inc.
Notes to the Consolidated Financial Statements

10. Debt
Revolving Line of Credit
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of December 31, 2024, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $4.9 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.1 million. The aggregate available balance under the Revolving Credit Facility was $745.1 million as of December 31, 2024.
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
The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of December 31, 2024.
11. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the year ended December 31, 2024, we signed addenda to our cloud services agreements. We are committed under these arrangements to spend at least $480.0 million through September 2026, before consideration of any credits that may be earned during the term. We have met all minimum purchase commitments under these agreements during the periods presented.
As of December 31, 2024, future payments under non-cancellable purchase obligations were as follows:

(in thousands)
2025	$173,662
2026	147,128
2027	16,185
2028	3
Total	$336,978
Legal Matters
From time to time, we may become involved in claims and other legal matters arising in the normal course of business. We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. We are not aware of any pending matters, individually or in the aggregate, that are expected to have a material adverse impact on our results of operations, financial position, or cash flows as of December 31, 2024 and 2023. Legal fees and other expenses associated with such matters are expensed as incurred.

Reddit, Inc.
Notes to the Consolidated Financial Statements

Indemnification
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications during the years ended December 31, 2024, 2023, and 2022. We believe the fair value of these liabilities is immaterial and accordingly have not recorded liabilities for these agreements as of December 31, 2024 and 2023.
12. Convertible Preferred Stock
Immediately prior to the completion of our IPO, all of our then-outstanding shares of convertible preferred stock were automatically converted into 5,104,017 and 67,917,432 shares of our Class A and Class B common stock, respectively.
Convertible preferred stock outstanding consisted of the following as of December 31, 2023:

	Shares authorized	Shares issued and outstanding	Original issue price per share	Aggregate liquidation preference	Net carrying value
	(in thousands, except share and per share data)
Series A	7,500,000	7,500,000	$2.67	$35,000	$21,670
Series A-1	114,746	114,746	5.93	680	680
Series B	17,564,937	17,564,937	6.26	110,011	130,567
Series C	10,073,589	10,073,589	15.77	158,900	158,048
Series D	13,833,617	10,290,493	21.69	223,163	223,092
Series D-1	13,833,617	3,543,124	21.69	76,837	76,687
Series E	12,195,638	12,195,638	42.47	518,002	517,577
Series F	6,634,905	6,634,905	61.79	410,000	409,862
Series F-1	5,113,732	5,104,017	61.79	315,400	315,309
Total	86,864,781	73,021,449		$1,847,993	$1,853,492
Significant rights and preferences of the above convertible preferred stock prior to its conversion were as follows:
Dividends
The holders of Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock (collectively referred to as “Preferred Stock”) were entitled to noncumulative dividends at an annual rate of 8% of the respective original issue price then in effect (approximately $0.21, $0.47, $0.50, $1.26, $1.73, $1.73, $3.40, $4.94, and $4.94 per share, respectively). Such dividends would have been payable only when, and if, declared by our board of directors. There were no dividends declared or paid through December 31, 2023.
Liquidation Preference
In the event of any (i) liquidation, dissolution or winding up of Reddit, (ii) the consummation of certain mergers or consolidations, (iii) certain change of control transactions, or (iv) other disposition of all or substantially all of our assets or intellectual property (each, a “liquidation event”), the holders of Series A, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 were entitled to receive, prior and in preference to the holders of Series A-1, Class A common stock and Class B common stock, an amount per share equal to their full preferential amounts plus any declared and unpaid dividends. If the assets available for distribution were insufficient to pay such amounts, then the available assets would be distributed ratably among the holders of Series A, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 in proportion to the full amount each holder was otherwise entitled to receive. After payment to the holders of Series A, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 of their full preferential amounts, the holders of Series A-1 were entitled to receive, prior and in preference to the holders of Class A common stock and Class B common stock, an amount per share equal to its full preferential amount plus all declared and unpaid dividends. If the remaining assets available for distribution were insufficient to pay such amounts, then the remaining assets would be distributed ratably among the holders of Series A-1 in proportion to the full amount each holder was otherwise entitled to receive. After payment to the holders of Series

Reddit, Inc.
Notes to the Consolidated Financial Statements

B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1, and Series A and Series A-1 of their full preferential amounts, our remaining assets would be distributed ratably among the holders of Class A common stock and Class B common stock in proportion to the number of shares of common stock held by each holder. The preferential amounts per share of the Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock were approximately $4.67, $5.93, $6.26, $15.77, $21.69, $21.69, $42.47, $61.79, and $61.79 as of December 31, 2023.
Voting Rights
The holders of each share of Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, and Series F were entitled to the number of votes equal to the number of shares of Class B common stock in which their respective shares were convertible. The holders of each share of Series F-1 were entitled to the number of votes equal to the number of shares of Class A common stock in which their respective shares were convertible. The holders of Series B convertible preferred stock, voting as a separate class on an as-converted basis, had the right to elect one director. The holders of Series A convertible preferred stock, voting as a separate class on an as-converted basis, had the right to elect three directors. The holders of Class A common stock and Class B common stock, voting together as a single class, had the right to elect one director. The holders of Series A preferred stock, Series B preferred stock, Series C preferred Stock, Series D preferred Stock, Class A common stock, and Class B common stock, voting together as a single class on an as-converted basis, had the right to elect two directors and any additional directors.
Conversion
The holders of each share of convertible preferred stock had the option to convert each share of Preferred Stock at any time into a number of shares of Class B common stock determined by dividing the original issue price per share by the then-current conversion price for such series, except for Series F-1, which was convertible 1:1 into shares of Class A common stock. The original issue prices per share for Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock were approximately $2.67, $5.93, $6.26, $15.77, $21.69, $21.69, $42.47, $61.79, and $61.79, respectively, and subject to adjustments for certain dilutive issuances, splits, combinations, and other recapitalizations or reorganizations. The conversion ratio was 1:1 for each series of convertible preferred stock into shares of Class B common stock, except for Series F-1, which was convertible into shares of Class A common stock. The holders of Series D convertible preferred stock had the option to convert each share of preferred stock into a number of shares of Series D-1 convertible preferred stock determined by the original issue price of Series D divided by the original issue price of Series D-1. The holders of Series D-1 convertible preferred stock had the option to convert each share of Preferred Stock into a number of shares of Series D convertible preferred stock determined by the original issue price of Series D-1 divided by the original issue price of Series D. The conversion ratio was 1:1 for Series D and Series D-1 preferred stock. In addition, each share of Series A and Series A-1 convertible preferred stock would automatically be converted into Class B common stock immediately upon the earlier of (i) the closing of an initial public offering that resulted in aggregate net proceeds to us of at least $100.0 million (“Qualified IPO”), (ii) the affirmative election of the holders of at least a majority of the then-outstanding shares of Series A, voting as a separate series, or (iii) a liquidation event in which we were valued at more than $240.0 million. Each share of Series B convertible preferred stock would automatically be converted into Class B common stock immediately upon the earlier of (i) a Qualified IPO or (ii) the affirmative election of the holders of at least a majority of the then-outstanding shares of Series B, voting as a separate series. Each share of Series C convertible preferred stock would automatically be converted into Class B common stock immediately upon the earlier of (i) a Qualified IPO or (ii) the affirmative election of the holders of at least a majority of the then-outstanding shares of Series C, voting as a separate series. Each share of Series D convertible preferred stock would automatically be converted into Class B common stock immediately upon the earlier of (i) a Qualified IPO or (ii) the affirmative election of the holders of at least a majority of the then-outstanding shares of Series D, voting as a separate series. Each share of Series D-1 convertible preferred stock would automatically be converted into Class B common stock immediately upon the earlier of (i) a Qualified IPO or (ii) the affirmative election of the holders of at least a majority of the then-outstanding shares of Series D-1, voting as a separate series. Each share of Series E convertible preferred stock would automatically be converted into Class B common stock immediately upon the earlier of (i) a Qualified IPO or (ii) the affirmative election of the holders of at least a majority of the then-outstanding shares of Series E, voting as a separate series. Each share of Series F convertible preferred stock would automatically be converted into Class B common stock immediately upon the earlier of (i) a Qualified IPO or (ii) the affirmative election of the holders of at least a majority of the then-outstanding shares of Series F, voting as a separate series. Each share of Series F-1 convertible preferred stock would automatically be converted into Class A common stock immediately upon the earlier of (i) a Qualified IPO or (ii) the affirmative election of the holders of at least a majority of the then-outstanding shares of Series F-1, voting as a separate series. Upon such automatic conversion, any declared and unpaid dividends would be paid.

Reddit, Inc.
Notes to the Consolidated Financial Statements

Redemption
The holders of convertible preferred stock had no rights to redeem shares. The convertible preferred stock was redeemable upon the occurrence of a deemed liquidation event that was not solely within the control of Reddit. Therefore, convertible preferred stock is classified as mezzanine equity on the consolidated balance sheets. The carrying values of convertible preferred stock had not been adjusted to their liquidation preferences as these events had not occurred through December 31, 2023.
13. Stockholders' Equity (Deficit)
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
Common Stock Reserved for Issuance
In February 2024, our board of directors adopted the 2024 Incentive Award Plan (the “2024 Plan”), which became effective in connection with the IPO. Under the 2024 Plan, 31,747,592 shares of our Class A common stock were reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. The 2024 Plan also includes shares of our Class A common stock that remained available for grant of future awards under our 2017 Equity Incentive and Grant Plan (as amended, the "2017 Plan") at the time the 2024 Plan became effective. Following the effective date of our IPO, the number of shares reserved for issuance under the 2024 Plan will increase by an annual increase on the first day of each fiscal year beginning in 2025 and ending in 2034, equal to the lesser of (A) 5% of the shares of common stock outstanding (on an as converted basis) on the last day of the immediately preceding year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 185,661,778 shares of stock may be issued upon the exercise of incentive stock options.

Reddit, Inc.
Notes to the Consolidated Financial Statements

We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	December 31, 2024	December 31, 2023
Outstanding stock options	14,687,538	29,795,909
Outstanding RSUs	11,175,380	27,627,171
Conversion of outstanding convertible preferred stock	—	73,021,449
Remaining shares reserved for future issuances under the 2017 Plan	—	7,919,000
Remaining shares reserved for future issuances under the 2024 Plan	36,711,788	—
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	63,911,911	139,700,734
The remaining shares reserved for future issuance under the 2024 Plan relate to Class A and Class B common stock.
14. Stock-Based Compensation
Equity Incentive Plans
Our board of directors adopted, and our stockholders approved, the 2024 Plan, 2017 Plan, and the 2012 Plan. Under the 2024 Plan, 2017 Plan and 2012 Plan, the board of directors may grant equity-based awards to eligible employees and directors. Subsequent to our IPO, all equity-based awards will be issued through the 2024 Plan and no further awards will be granted under the 2017 Plan and 2012 Plan.
2023 CEO/COO Equity Awards
In 2020, 2022, and 2023, we granted our Chief Executive Officer and Chief Operating Officer RSUs with a liquidity-based performance condition combined with other performance-based or market-based vesting conditions. In December 2023, certain of these awards were canceled and we concurrently granted the 2023 CEO/COO equity awards.
As part of the 2023 CEO/COO equity awards, we granted our Chief Executive Officer 2,990,511 RSUs covering 1,495,255 shares of our Class A common stock and 1,495,256 shares of our Class B common stock, and our Chief Operating Officer 1,462,028 RSUs covering shares of our Class A common stock (collectively, the “CEO/COO RSUs”). The CEO/COO RSUs have both service-based and performance-based vesting conditions. The service-based vesting condition for 50% of these awards was satisfied on the grant date. The service-based vesting condition of the remaining awards is satisfied by rendering continuous service for five years, during which time the grants will vest quarterly. The performance-based vesting condition was satisfied upon the sale of our common stock upon the consummation of a firm commitment underwritten IPO pursuant to an effective registration statement under the Securities Act or a sale event, which constitutes a change in the ownership or effective control of Reddit or in the ownership of a substantial portion of the assets of Reddit (each, a “Liquidity Event”).
Additionally, we granted our Chief Executive Officer stock options to purchase 4,485,766 shares of our Class A common stock, and 1,495,256 shares of our Class B common stock and our Chief Operating Officer a stock option to purchase 2,924,056 shares of our Class A common stock (collectively, the “CEO/COO Options”) as part of the 2023 CEO/COO equity awards. The per share exercise price for 4,452,539 of the shares underlying the CEO/COO Options is $25.29, and for the remaining 4,452,539 shares underlying the CEO/COO Options, the per share exercise price is $45.00, $60.00, and $90.00 for each one-third of the shares underlying such CEO/COO Options. The CEO/COO Options vest quarterly over five years and have a contractual term of ten years.
We accounted for the cancellation and concurrent grant of replacement awards as a modification of the terms of the canceled awards. At the time of the modification, all of the canceled awards were improbable of vesting. The 2023 CEO/COO RSUs were subject to a Liquidity Event performance-based vesting condition and were therefore improbable of vesting. The 2023 CEO/COO Options were not subject to a Liquidity Event performance-based vesting condition and were therefore probable of vesting.

Reddit, Inc.
Notes to the Consolidated Financial Statements

RSUs and RSAs
Service-based RSUs
We grant service-based RSUs to our employees, all of which relate to Class A common stock. RSUs granted under the 2017 plan generally have both service-based and performance-based vesting conditions (“Double Trigger RSUs”). Double Trigger RSUs generally expire seven years from the date of grant. The service-based vesting condition for these awards is generally satisfied by rendering continuous service, generally for three to four years, during which time the grants will vest either quarterly or with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition was satisfied upon the effectiveness of our IPO. We record stock-based compensation expense in connection with these Double Trigger RSUs based on the fair market value of our common stock on the grant date using the accelerated attribution method over the requisite service period.
We also grant RSUs with a service-based vesting condition only, covering shares of our Class A common stock (“Single Trigger RSUs”). Single Trigger RSUs generally expire seven years from the date of grant. The service-based vesting condition for these awards is generally satisfied by rendering continuous service, generally for one to three years, during which time the grants will vest either with a cliff vesting period of one year and continued vesting quarterly thereafter or quarterly from the vesting commencement date. As a result, we record stock-based compensation expense related to these awards on a straight-line basis over the requisite service period.
Service-based RSAs
We grant, in certain circumstances, RSAs with a service-based vesting condition, covering shares of our Class A common stock. The service-based vesting condition for these awards is generally satisfied by rendering continuous service, generally for three years, during which time the grants will vest with a cliff vesting period of one year and continued vesting quarterly thereafter. As a result, we record stock-based compensation expense related to these awards on a straight-line basis over the requisite service period.
The following table summarizes the RSU and RSA activity for the year ended December 31, 2024:

	Service- based RSUs	RSAs	Market and Performance- based RSUs	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2023	25,406,057	87,030	1,393,446	26,886,533	$29.17
Granted	5,170,456	153,648	86,706	5,410,810	$56.96
Vested	(17,753,004)	(71,811)	(1,351,867)	(19,176,682)	$31.80
Canceled/Forfeited	(1,745,625)	—	(30,789)	(1,776,414)	$31.15
Unvested as of December 31, 2024	11,077,884	168,867	97,496	11,344,247	$37.67
As of December 31, 2024, we had RSUs and RSAs outstanding for 11,344,247 common shares, of which 10,746,145 relate to Class A common stock and 598,102 relate to Class B common stock. The weighted-average grant date fair value of RSUs and RSAs granted during the years ended December 31, 2024, 2023, and 2022 was $56.96, $26.71, and $37.88, respectively. The total fair value of RSUs and RSAs vested during the years ended December 31, 2024, 2023, and 2022 was $766.8 million, $27.9 million, and $33.4 million, respectively. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $292.2 million as of December 31, 2024 and is expected to be recognized over a weighted-average period of 1.41 years.
Stock Options
Stock option grants generally expire ten years from the date of the grant. Certain stock option grants allow for the exercise of unvested options to acquire shares. Upon termination of service, we have the right to repurchase, at the original exercise price, any unvested (but issued) common stock. The grant date fair value of stock options is estimated using a Black-Scholes option-pricing model. Calculating the fair value of stock options using the Black-Scholes model requires certain highly subjective inputs and assumptions including the fair value of the underlying common stock, the expected term of the stock option, and the expected volatility of the price of the underlying common stock. Forfeitures are accounted for as they occur. Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. For

Reddit, Inc.
Notes to the Consolidated Financial Statements

awards that vest based only on continuous service, stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
The following table summarizes the stock option activity during the year ended December 31, 2024:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2023	29,795,909	$17.83	6.00	$500,472
Exercised	(15,018,424)	5.92
Canceled/Forfeited	(89,947)	8.89
Balance as of December 31, 2024	14,687,538	$30.07	6.87	$1,958,924
Vested as of December 31, 2024	7,495,598	$15.88	4.88	$1,106,061
Vested and expected to vest as of December 31, 2024	14,687,538	$30.07	6.87	$1,958,924
As of December 31, 2024 we had outstanding stock options for 14,687,538 common shares, of which 11,501,771 relate to Class A common stock and 3,185,767 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $111.9 million as of December 31, 2024 and is expected to be recognized over a weighted-average period of 3.95 years.
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. The intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $887.3 million, $72.5 million, and $43.6 million, respectively. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2023 and 2022 was $15.67 and $27.52, respectively. The total grant date fair value of options vested during the years ended December 31, 2024, 2023, and 2022 was $34.8 million, $14.0 million, and $21.9 million, respectively.
Determination of Fair Value
We estimate the fair value of stock options using the Black-Scholes option-pricing model, which is dependent upon several variables, such as the fair value of our common stock, expected term of the option, expected volatility of the stock price, risk-free interest rate, and expected dividend rate.
The assumptions used in the Black-Scholes option pricing model were determined as follows:
Fair Value of Common Stock—Prior to the completion of an IPO, the board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of the fair value of our common stock, including but not limited to the prices of recent issuances of our convertible preferred stock, third-party valuations of our common stock, the price paid by us to repurchase outstanding shares of common stock, the prices paid for our common stock in secondary market transactions, our performance and market position relative to our competitors or similar publicly traded companies, the likelihood and timing of achieving a liquidity event, the lack of marketability of our common stock, and U.S. and global capital market conditions.
Expected Term—The expected term of options represents the period that our stock-based awards are expected to be outstanding and is calculated using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.
Volatility—We determine the price volatility factor based on the historical and implied volatilities of our peer group as we do not have a sufficient trading history for our common stock. When considering which companies to include in our comparable industry peer companies, we focused on publicly-traded companies with businesses similar to ours.
Risk Free Interest Rates—These rates are based on the implied yield currently available on U.S. Treasury notes with terms approximately equal to the expected life of the option.
Expected Dividend Yield—We have not and do not expect to pay cash dividends on our common stock.

Reddit, Inc.
Notes to the Consolidated Financial Statements

The following weighted-average assumptions were used to determine the fair value of employee stock options granted during the year ended December 31, 2023:

Expected term (in years)	6.31
Expected volatility	60.66%
Risk-free interest rate	3.83%
Expected dividend yield	0
Secondary Sales
During the year ended December 31, 2023, certain former employees sold an aggregate of 183,677 shares of Class A common stock and 3,960,560 shares of Class B common stock to existing shareholders at purchase prices ranging from $25.00 to $31.50 per share, for an aggregate purchase price of $114.1 million. We estimated the fair value of the common stock purchased in the secondary sales based on several factors, including taking into account the amounts paid by third parties for our common stock. As the purchase price for the secondary sales paid by our existing shareholder was in excess of the fair value of such shares at the time of the transactions, we recognized immaterial stock-based compensation expense in connection with these transactions during the year ended December 31, 2023.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$620	$101	$133
Research and development	441,629	23,825	35,641
Sales and marketing	80,436	5,555	7,576
General and administrative	278,961	18,117	11,960
Stock-based compensation expense	$801,646	$47,598	$55,310
15. Employee Benefit Plans
We have a defined contribution 401(k) plan (the “401(k) Plan”) for our United States-based employees. The 401(k) Plan is for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the “Code”). We match 100% of each participant’s contribution up to $3,000 and 25% of each participant’s contribution thereafter, subject to certain limitations and the IRS annual contribution limits. During the years ended December 31, 2024, 2023, and 2022, we recognized expense related to matching contributions of $11.5 million, $10.1 million, and $8.7 million, respectively.
16. Income Taxes
For the years ended December 31, 2024, 2023, and 2022, the geographical breakdown of our income (loss) before income taxes is as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Domestic income (loss)	$(493,371)	$(92,627)	$(162,330)
Foreign income (loss)	8,164	5,604	4,402
Income (loss) before income taxes	$(485,207)	$(87,023)	$(157,928)

Reddit, Inc.
Notes to the Consolidated Financial Statements

For the years ended December 31, 2024, 2023, and 2022, income tax expense (benefit) consisted of the following:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Current income tax expense (benefit):
Federal	$(141)	$1,290	$859
State	474	1,133	610
Foreign	851	1,468	1,231
Total current income tax expense (benefit)	1,184	3,891	2,700
Deferred income tax expense (benefit):
Federal	(237)	—	(1,767)
Foreign	(1,878)	(90)	(311)
Total deferred income tax expense (benefit)	(2,115)	(90)	(2,078)
Total income tax expense (benefit)	$(931)	$3,801	$622
Our effective tax rate, as a percentage of pre-tax income (loss), differs from the statutory federal rate as follows:

	Year ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.3	1.2	2.3
Non-deductible compensation	(14.0)	—	—
Stock-based compensation	44.4	3.9	0.6
Research and development credits	14.6	13.5	14.1
Change in valuation allowance	(71.0)	(41.1)	(37.4)
Other	(0.2)	(2.9)	(1.0)
Effective tax rate	0.1%	(4.4)%	(0.4)%
Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and the amounts used for tax purposes. The major components of deferred tax assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$149,735	$56,938
Stock-based compensation	28,586	21,364
Lease liability	6,206	5,819
Capitalized research and development costs	268,232	98,267
Research and development credits	124,116	53,946
Other	13,351	4,216
Gross deferred tax assets	590,226	240,550
Valuation allowance	(572,894)	(228,001)
Total deferred tax assets, net of valuation allowance	17,332	12,549
Deferred tax liabilities:
Right-of-use asset	(5,436)	(5,426)
Acquired intangibles	(9,727)	(6,895)
Total deferred tax liabilities	(15,163)	(12,321)
Net deferred tax assets (liabilities)	$2,169	$228

Reddit, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2024, we had $590.4 million and $399.9 million, respectively, of gross federal and state net operating loss carryforwards available to reduce future taxable income. The federal net operating loss carryforwards are able to be carried forward indefinitely but are limited to 80% of taxable income. The state carryforwards will begin to expire in 2025.
As of December 31, 2024, we had federal research and development credit carryforwards of $123.9 million that will begin to expire in 2039 and state research and development credit carryforwards of $49.3 million that do not expire.
Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Code and similar state tax regulations. Under Section 382 of the Code, substantial changes in our ownership and in the ownership of acquired companies may limit the amount of net operating loss and tax credit carryforwards that are available to offset taxable income. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. Accordingly, our ability to utilize these carryforwards may be limited as a result of such ownership change.
We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use our existing federal and state deferred tax assets. Based on the weight of the available evidence, including our history of losses, we provided a full valuation allowance against our federal and state deferred tax assets as of December 31, 2024. The amount of the deferred tax asset considered realizable could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
As of December 31, 2024, we had an immaterial amount of unremitted earnings related to foreign subsidiaries. We intend to reinvest these foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2024, 2023, and 2022:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance of unrecognized tax benefits	$19,236	$16,428	$8,982
Increases/(decreases) related to prior year tax positions	1,444	(1,750)	1,925
Increases/(decreases) related to current year tax positions	23,181	4,558	5,521
Ending balance of unrecognized tax benefits	$43,861	$19,236	$16,428
Substantially all of the unrecognized tax benefits were recorded as reductions in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. The unrecognized tax benefits, if recognized, would not materially affect the effective tax rate due to the full valuation allowance recorded against our federal and state deferred tax assets.
Our policy is to recognize interest and penalties associated with unrecognized tax benefits as income tax expense. During the year ended December 31, 2024, we had no interest expense or penalties related to uncertain tax positions. As of December 31, 2024, we had no accrued balances of interest and penalties related to uncertain tax positions.
Due to our net operating loss carryforwards, we are subject to examination by taxing authorities in the United States for all tax years. In our foreign jurisdictions, we are subject to examination for tax years ending on or after December 31, 2019. As of December 31, 2024, we had not identified any gross unrecognized tax benefits where it was reasonably possible we would recognize a significant increase or decrease within the next 12 months.
17. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of December 31, 2024, Advance Magazine Publishers Inc. (“Advance”) held approximately 23% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. Moreover, pursuant to the terms of the Restated Certificate and that certain Governance Agreement, dated as of March 19, 2024, by and among us, Steve Huffman, our Chief Executive Officer

Reddit, Inc.
Notes to the Consolidated Financial Statements

and a member of our board of directors, and Advance, Advance has the right to designate two directors for inclusion in the slate of nominees for election as directors at an annual or special meeting of stockholders, to designate one nonvoting observer to the board of directors, and to have one of its designees sit on each committee of the board of directors (other than the audit committee), subject to certain limitations set forth in the Restated Certificate. Additionally, the affirmative vote or written consent of Advance will be required for us to take certain corporate actions. These rights will continue until the first to occur of the following events: (i) a change of control of Advance or Reddit; (ii) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock; and (iii) (a) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 50% of the number of outstanding shares of our equity securities held by Advance upon the closing of our IPO, and (b) the then-outstanding shares of our Class B common stock, in the aggregate, represents less than 7.5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the years ended December 31, 2024, 2023, and 2022.
18. Segment and Geographic Information
Segment Information
We have one reportable segment as our chief operating decision maker reviews consolidated profitability measures in managing the business. Specifically, our chief operating decision maker uses consolidated net income (loss) as the measure of segment profit or loss for evaluating performance and allocating resources through comparison of actual amounts against budgeted and prior period amounts.
The following table presents the calculation of segment net income (loss):

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$1,300,205	$804,029	$666,701
Adjusted cost of revenue(1)	122,975	110,758	103,952
Adjusted gross profit	1,177,230	693,271	562,749

Adjusted operating expenses(2)	879,223	762,546	671,143
Stock-based compensation and related taxes	842,932	49,086	55,768
Depreciation and amortization	15,643	13,702	8,000
Interest (income) expense, net	(78,121)	(53,281)	(15,681)
Income tax expense (benefit)	(931)	3,801	622
Other segment expenses(3)	2,760	8,241	1,447
Segment net income (loss)	$(484,276)	$(90,824)	$(158,550)

Consolidated net income (loss)	$(484,276)	$(90,824)	$(158,550)
________________
(1)Adjusted cost of revenue is cost of revenue adjusted for stock-based compensation and related taxes and depreciation and amortization as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$123,595	$111,011	$104,799
Less:
Stock-based compensation and related taxes	620	101	133
Depreciation and amortization	—	152	714
Adjusted cost of revenue	$122,975	$110,758	$103,952

Reddit, Inc.
Notes to the Consolidated Financial Statements

(2)Adjusted operating expenses is operating expenses (comprised of research and development, sales and marketing, and general and administrative expenses) adjusted for stock-based compensation and related taxes, depreciation and amortization, and restructuring costs as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating expenses	$1,737,178	$833,179	$734,064
Less:
Stock-based compensation and related taxes	842,312	48,985	55,635
Depreciation and amortization	15,643	13,550	7,286
Restructuring costs	—	8,098	—
Adjusted operating expenses	$879,223	$762,546	$671,143
(3)Other segment expenses primarily includes restructuring costs, realized gains and losses on sales of marketable securities, and foreign currency transaction gains and losses.

Geographic Information
As of December 31, 2024 and 2023, substantially all of our long-lived assets were located within the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, three of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On November 25, 2024, our Chief Financial Officer, Andrew Vollero, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to (i) 200,000 shares of our Class A common stock and (ii) the number of shares of our Class A common stock Mr. Vollero will receive following the vesting of certain restricted stock unit awards and the satisfaction of tax obligations in connection with such vesting. The number of shares to be sold pursuant to the trading plan is dependent on the tax obligation incurred in connection with the vesting of these restricted stock unit awards and, therefore, is indeterminable at this time, but in no event will exceed an aggregate of 267,933 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or May 15, 2025.
On December 3, 2024, our Chief Legal Officer, Benjamin Lee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to (i) 75,000 shares of our Class A common stock and (ii) the number of shares of our Class A common stock Mr. Lee will receive following the vesting of certain restricted stock unit awards and the satisfaction of tax obligations in connection with such vesting. The number of shares to be sold pursuant to the trading plan is dependent on the tax obligation incurred in connection with the vesting of these restricted stock unit awards and, therefore, is indeterminable at this time, but in no event will exceed an aggregate of 126,660 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or December 15, 2025.
On December 3, 2024, our Chief Accounting Officer, Michelle Reynolds, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to (i) 5,999 shares of our Class A common stock and (ii) the number of shares of our Class A common stock Ms. Reynolds will receive following the vesting of certain restricted stock unit awards and the satisfaction of tax obligations in connection with such vesting. The number of shares to be sold pursuant to the trading plan is dependent on the tax obligation incurred in connection with the vesting of these restricted stock unit awards and, therefore, is indeterminable at this time, but in no event will exceed an aggregate of 20,979 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or May 30, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporation Governance
We maintain a business ethics policy that incorporates our code of ethics applicable to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our business ethics policy is available under the Governance Overview section of our Investor Relations website at investor.redditinc.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our business ethics policy by posting such information on the website address and location specified above.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The remaining information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements.
See Index to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
2.Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/25/2024	3.1
3.2	Amended and Restated Bylaws	8-K	3/25/2024	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Class A Common Stock Certificate	S-1/A	3/11/2024	4.2
4.3	Form of Class B Common Stock Certificate	S-8	3/21/2024	4.6
4.4	Description of Securities				X
4.5	Amended and Restated Investors’ Rights Agreement, dated September 1, 2021, by and among the Registrant and the investors listed therein	S-1	2/22/2024	10.1
10.1	Letter Agreement, dated August 11, 2021, by and between the Registrant and the Series F Fidelity Investors (as defined therein)	S-1	2/22/2024	10.2
10.2	Governance Agreement, dated as of March 19, 2024, by and among the Registrant, Advance Magazine Publishers, Inc., and Steven Huffman	10-Q	5/7/2024	10.1
10.3	Office Lease, dated December 31, 2022, by and between the Registrant and Kilroy Realty 303, LLC	S-1	2/22/2024	10.4
10.4(a)†	Credit and Guarantee Agreement, dated October 8, 2021, by and among the Registrant, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent	S-1	2/22/2024	10.5
10.4(b)†	Amendment No. 1 to Credit and Guarantee Agreement, dated May 23, 2023, by and among the Registrant, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	S-1	2/22/2024	10.6
10.5(a)#	2012 Stock Option and Grant Plan, as amended	S-1	2/22/2024	10.7(a)
10.5(b)#	Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(b)
10.5(c)#	Form of Non-Qualified Stock Option Grant Notice and Non-Qualified Stock Option Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(c)
10.5(d)#	Form of Early Exercise Incentive Stock Option Grant Notice and Early Exercise Incentive Stock Option Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(d)
10.5(e)#	Form of Early Exercise Non-Qualified Stock Option Grant Notice and Early Exercise Non-Qualified Stock Option Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(e)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
10.5(f)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(f)
10.6(a)#	2017 Equity Incentive and Grant Plan, as amended	S-1	2/22/2024	10.8(a)
10.6(b)#	Form of Early Exercise Incentive Stock Option Grant Notice and Early Exercise Incentive Stock Option Agreement under the 2017 Equity Incentive and Grant Plan	S-1	2/22/2024	10.8(b)
10.6(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive and Grant Plan	S-1	2/22/2024	10.8(c)
10.7(a)#	2024 Incentive Award Plan	S-8	3/21/2024	99.3
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Incentive Award Plan	S-1	2/22/2024	10.9(b)
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Incentive Award Plan	S-1	2/22/2024	10.9(c)
10.8#	Employee Stock Purchase Plan	S-8	3/21/2024	99.4
10.9#	Amended and Restated Non-Employee Director Compensation Program	S-1/A	3/11/2024	10.11
10.10#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers	S-1	2/22/2024	10.12
10.11#	Amended and Restated Employment Offer Letter by and between the Registrant and Steven Huffman	S-1/A	3/11/2024	10.13
10.12#	Amended and Restated Employment Offer Letter by and between the Registrant and Jennifer Wong	S-1/A	3/11/2024	10.14
10.13#	Amended and Restated Employment Offer Letter by and between the Registrant and Andrew Vollero	S-1/A	3/11/2024	10.15
10.14#	Amended and Restated Change in Control and Severance Agreement by and between the Registrant and Steven Huffman	S-1/A	3/11/2024	10.16
10.15#	Change in Control and Severance Agreement by and between the Registrant and Jennifer Wong	S-1/A	3/11/2024	10.17
10.16#	Change in Control and Severance Agreement by and between the Registrant and Andrew Vollero	S-1/A	3/11/2024	10.18
10.17#	Executive Change in Control and Severance Plan	S-1/A	3/11/2024	10.19
19.1	Insider Trading Policy and Guidelines				X
21.1	List of Subsidiaries				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97	Policy Relating to Recovery of Erroneously Awarded Compensation				X
99.1	Voting Agreement, dated as of March 19, 2024, by and between Advance Magazine Publishers Inc. and Steven Huffman	10-Q	5/7/2024	99.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
99.2	Voting Agreement, dated as of March 19, 2024, by and between the Registrant, Tencent Cloud Europe B.V., Jojoba Investment Limited, and the Proxyholder (as defined therein)	10-Q	5/7/2024	99.2
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
#    Indicates a management contract or compensatory plan or arrangement.
†    Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.
*    The information in this exhibit is furnished and deemed not filed with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Reddit, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDIT, INC.

Dated: February 12, 2025	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Huffman and Andrew Vollero, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Huffman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 12, 2025
Steven Huffman

/s/ Andrew Vollero	Chief Financial Officer (Principal Financial Officer)	February 12, 2025
Andrew Vollero

/s/ Michelle Reynolds	Chief Accounting Officer (Principal Accounting Officer)	February 12, 2025
Michelle Reynolds

/s/ Sarah Farrell	Director	February 12, 2025
Sarah Farrell

/s/ Patricia Fili-Krushel	Director	February 12, 2025
Patricia Fili-Krushel

/s/ Porter Gale	Director	February 12, 2025
Porter Gale

/s/ David Habiger	Director	February 12, 2025
David Habiger

/s/ Steven O. Newhouse	Director	February 12, 2025
Steven O. Newhouse

/s/ Robert A. Sauerberg	Director	February 12, 2025
Robert A. Sauerberg

/s/ Michael Seibel	Director	February 12, 2025
Michael Seibel