Form 10-Q
period 2025-03-31
Reddit, Inc.
filed 2025-05-02
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had outstanding 129,546,488 shares of Class A common stock, 54,974,124 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.0001.

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
•the impact of the macroeconomic environment, including as a result of the ongoing conflicts in Ukraine and in the Middle East, as well as tariffs or other trade restrictions by the United States and other countries, on our business and other uncertainties in the global economy generally;
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

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$635,727	$562,092
Marketable securities	1,315,415	1,278,717
Accounts receivable, net	326,131	349,534
Prepaid expenses and other current assets	51,397	33,058
Total current assets	2,328,670	2,223,401
Property and equipment, net	11,607	12,652
Operating lease right-of-use assets, net	23,408	23,249
Intangible assets, net	22,943	25,424
Goodwill	42,174	42,174
Other noncurrent assets	8,222	9,695
Total assets	$2,437,024	$2,336,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,870	$45,423
Operating lease liabilities	6,376	6,137
Accrued expenses and other current liabilities	136,575	124,464
Total current liabilities	186,821	176,024
Operating lease liabilities, noncurrent	20,174	20,565
Other noncurrent liabilities	12,908	9,257
Total liabilities	219,903	205,846
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 129,145,465 and 125,001,880 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	12
Class B common stock, par value $0.0001 per share; 140,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 55,121,821 and 55,314,099 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Class C common stock, par value $0.0001 per share; 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	3,390,469	3,331,546
Accumulated other comprehensive income (loss)	1,314	24
Accumulated deficit	(1,174,680)	(1,200,838)
Total stockholders’ equity (deficit)	2,217,121	2,130,749
Total liabilities and stockholders’ equity (deficit)	$2,437,024	$2,336,595
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$392,361	$242,963
Costs and expenses:
Cost of revenue	37,089	27,616
Research and development	191,271	437,030
Sales and marketing	90,685	124,095
General and administrative	69,413	243,477
Total costs and expenses	388,458	832,218
Income (loss) from operations	3,903	(589,255)
Other income (expense), net	20,534	14,554
Income (loss) before income taxes	24,437	(574,701)
Income tax expense (benefit)	(1,721)	365
Net income (loss)	$26,158	$(575,066)
Net income (loss) per share attributable to Class A and Class B common stock (Note 4)
Basic	$0.14	$(8.19)
Diluted	$0.13	$(8.19)
Weighted-average shares of Class A and Class B common stock used to compute net income (loss) per share attributable to common stockholders
Basic	182,024,207	70,240,492
Diluted	201,275,223	70,240,492
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Net income (loss)	$26,158	$(575,066)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	343	(1,272)
Change in foreign currency translation adjustment	947	(14)
Net comprehensive income (loss)	$27,448	$(576,352)
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2024
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	73,021,449	$1,853,492	7,099,700	$—	53,904,204	$6	$302,820	$814	$(716,562)	$(412,922)
Issuance of common stock upon exercise of stock options, net	—	—	3,141,176	—	805,948	—	23,089	—	—	23,089
Issuance of common stock upon settlement of restricted stock units, net	—	—	6,173,372	1	624,115	—	(202,853)	—	—	(202,852)
Conversion of Class B common stock to Class A common stock	—	—	4,191,943	—	(4,191,943)	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(73,021,449)	(1,853,492)	5,104,017	1	67,917,432	6	1,853,485	—	—	1,853,492
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	18,576,527	2	—	—	576,266	—	—	576,268
Stock-based compensation expense	—	—	—	—	—	—	577,508	—	—	577,508
Vesting of early exercised stock options	—	—	—	—	—	—	69	—	—	69
Net income (loss)	—	—	—	—	—	—	—	—	(575,066)	(575,066)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Balance as of March 31, 2024	—	$—	44,286,735	$4	119,059,756	$12	$3,130,384	$(472)	$(1,291,628)	$1,838,300

	Three months ended March 31, 2025
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	—	$—	125,001,880	$12	55,314,099	$5	$3,331,546	$24	$(1,200,838)	$2,130,749
Issuance of common stock upon exercise of stock options, net	—	—	1,005,081	—	826,681	—	10,184	—	—	10,184
Issuance of common stock upon settlement of restricted stock units, net	—	—	2,102,294	1	17,251	—	(36,675)	—	—	(36,674)
Conversion of Class B common stock to Class A common stock	—	—	1,036,210	—	(1,036,210)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	85,414	—	—	85,414
Net income (loss)	—	—	—	—	—	—	—	—	26,158	26,158
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	1,290	—	1,290
Balance as of March 31, 2025	—	$—	129,145,465	$13	55,121,821	$5	$3,390,469	$1,314	$(1,174,680)	$2,217,121

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$26,158	$(575,066)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,963	3,743
Non-cash operating lease cost	1,468	1,253
Amortization of premium (accretion of discount) on marketable securities, net	(8,884)	(8,129)
Stock-based compensation expense	85,414	577,508
Other adjustments	(138)	485
Changes in operating assets and liabilities:
Accounts receivable	23,359	29,987
Prepaid expenses and other assets	(17,006)	(13,912)
Operating lease right-of-use assets and liabilities	(1,780)	(530)
Accounts payable	(1,046)	(2,178)
Accrued expenses and other liabilities	16,070	18,903
Net cash provided by (used in) operating activities	$127,578	$32,064
Cash flows from investing activities
Purchases of property and equipment	(979)	(2,851)
Purchases of marketable securities	(504,846)	(135,685)
Maturities of marketable securities	465,062	252,655
Proceeds from sale of marketable securities	12,372	—
Other investing activities	889	(15)
Net cash provided by (used in) investing activities	$(27,502)	$114,104
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	—	600,022
Proceeds from exercise of employee stock options	10,184	23,089
Taxes paid related to net share settlement of restricted stock units	(36,675)	(194,737)
Payments of initial public offering costs	—	(2,753)
Payments of deferred consideration and holdbacks for acquisitions	—	(4,450)
Net cash provided by (used in) financing activities	$(26,491)	$421,171
Net increase (decrease) in cash, cash equivalents, and restricted cash	73,585	567,339
Cash, cash equivalents, and restricted cash at the beginning of the period	562,142	401,226
Cash, cash equivalents, and restricted cash at the end of the period	$635,727	$968,565
Cash and cash equivalents	635,727	968,515
Restricted cash	—	50
Total cash, cash equivalents, and restricted cash	$635,727	$968,565
Supplemental disclosure of noncash financing and investing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$1,853,492
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$23,754
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
1. Description of Business
Description of Business
Reddit, Inc. (“Reddit,” “we,” “our,” or “us”) was incorporated in the state of Delaware. Our mission is to empower communities and make their knowledge accessible to everyone. We built Reddit with the belief that communities unlock the power of human creativity and create a sense of belonging and empowerment for their members. We believe the world needs community more than ever, and that this represents our greatest opportunity to further enrich the lives of everyone in the world. We are headquartered in San Francisco, California, and have several offices around the world.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation of Unaudited Interim Financial Information
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial information. Our consolidated financial statements include the accounts of Reddit, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. Accordingly, the unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 13, 2025 (our “Annual Report”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in our opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.
Other than described below, there have been no changes to our significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in our audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Annual Report that have had a material impact on our consolidated financial statements and accompanying notes.
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
Functional Currency
Generally, the U.S. dollar is the functional currency for our subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. For those foreign subsidiaries where the local currency is the functional currency, we translate the financial statements to U.S. dollars at exchange rates at the balance sheet date for assets and liabilities and at monthly average exchange rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Net foreign exchange gains and losses were not material for the three months ended March 31, 2025 and 2024.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This standard also requires certain disaggregated disclosures related to income from continuing operations, income tax expense, and income taxes paid. We adopted this standard effective January 1, 2025. Adoption of this standard will result in additional disclosures in our annual consolidated financial statements, but did not impact these unaudited interim consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
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
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended March 31,
	2025	2024
	(in thousands)
Advertising revenue	$358,630	$222,682
Other revenue	33,731	20,281
Total revenue	$392,361	$242,963
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended March 31,
	2025	2024
	(in thousands)
United States	$313,852	$199,803
Rest of world(1)	78,509	43,160
Total revenue	$392,361	$242,963
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three months ended March 31, 2025 and 2024.
Deferred revenue was $20.8 million and $14.9 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, revenue recognized from the deferred revenue balance at the beginning of the period was $9.1 million. For the three months ended March 31, 2024, revenue recognized from the deferred revenue balance at the beginning of the period was not material.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
As of March 31, 2025, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year is $224.5 million. This amount consists primarily of long-term content licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $85.9 million in the remainder of 2025, $113.3 million in 2026, and $25.3 million in 2027.
4. Net Income (Loss) per Share
We compute net income (loss) per share of Class A and Class B common stock using the two-class method required for multiple classes of common stock and participating securities. Prior to our initial public offering (“IPO”) in March 2024, our participating securities included Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock, as the holders of these series of preferred stock were entitled to receive noncumulative dividends subject to certain requirements at an annual rate of 8% of the respective original issue price then in effect in the event that a dividend was paid on common stock.
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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stock:

	Three months ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$18,214	$7,944	$(92,094)	$(482,972)
Denominator:
Basic weighted-average common shares outstanding	126,746,933	55,277,274	11,248,688	58,991,804
Basic income (loss) per share attributable to common stockholders	$0.14	$0.14	$(8.19)	$(8.19)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$18,974	$7,184	$(92,094)	$(482,972)
Denominator:
Basic weighted-average common shares outstanding	126,746,933	55,277,274	11,248,688	58,991,804
Weighted-average effect of dilutive potential common stock	19,251,016	—	—	—
Shares used in computation of diluted net income (loss) per share attributable to common stockholders	145,997,949	55,277,274	11,248,688	58,991,804
Diluted net income (loss) per share attributable to common stockholders	$0.13	$0.13	$(8.19)	$(8.19)
The following outstanding potentially dilutive shares, including stock options that have been exercised prior to vesting, were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

	Three months ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Stock options	—	—	19,365,137	6,418,074
Unvested RSUs and RSAs	143,904	—	14,758,638	1,372,694
	143,904	—	34,123,775	7,790,768

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
The following table sets forth our financial assets that are measured at fair value on a recurring basis:

		March 31, 2025
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$546,127	$—	$—	$546,127
U.S. treasury securities	Level 1	12,508	—	—	12,508
Certificates of deposit	Level 2	25,118	—	—	25,118
Marketable securities:
U.S. treasury securities	Level 1	767,005	1,084	(85)	768,004
U.S. agency bonds	Level 2	208,446	59	(52)	208,453
Corporate bonds	Level 2	198,458	433	(49)	198,842
Commercial paper	Level 2	140,091	31	(6)	140,116
Total		$1,897,753	$1,607	$(192)	$1,899,168

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

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
Gross unrealized losses within accumulated other comprehensive income (loss) were immaterial as of March 31, 2025 and December 31, 2024. There were no impairment charges due to credit losses during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, the amortized cost of marketable securities with maturities less than one year was $909.2 million. The amortized cost of marketable securities with maturities between one and five years was $404.8 million.
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$24,638	$14,583
Other receivables	18,405	11,500
Interest receivable	6,361	4,695
Other	1,993	2,280
Total prepaid expenses and other current assets	$51,397	$33,058
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Computer equipment, furniture, and fixtures	$15,885	$15,832
Leasehold improvements	8,028	8,017
Total property and equipment	23,913	23,849
Less: accumulated depreciation	(12,306)	(11,197)
Total property and equipment, net	$11,607	$12,652
Depreciation expense was immaterial for the three months ended March 31, 2025 and 2024.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$61,844	$63,441
Deferred revenue	20,718	14,805
Accrued expenses	35,285	31,817
Accrued revenue share payable and other	7,394	6,939
Other	11,334	7,462
Total accrued expenses and other current liabilities	$136,575	$124,464
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued customer incentives	$12,754	$9,100
Other	154	157
Total other noncurrent liabilities	$12,908	$9,257
7. Acquisitions
2024 Acquisition
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
8. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $42.2 million as of December 31, 2024. There was no change in the carrying amount of goodwill during the three months ended March 31, 2025.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	March 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$24,529	$22,931	2.3
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$25,129	$22,931

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$22,051	$25,409	2.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$22,651	$25,409
Amortization expense was immaterial for the three months ended March 31, 2025 and 2024.
9. Debt
Revolving Line of Credit
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of March 31, 2025, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $4.9 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.1 million. The aggregate available balance under the Revolving Credit Facility was $745.1 million as of March 31, 2025.
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
The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of March 31, 2025.
10. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the three months ended March 31, 2025, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Annual Report.
Legal Matters and Indemnifications
Please refer to the “Notes to the Consolidated Financial Statements” included in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Annual Report for details on legal proceedings and indemnifications. There were no material changes to legal matters or indemnifications during the three months ended March 31, 2025.
11. Stockholders' Equity (Deficit)
Common Stock Reserved for Issuance
In February 2024, our board of directors adopted the 2024 Incentive Award Plan (the “2024 Plan”), which became effective in connection with the IPO. Under the 2024 Plan, shares of our Class A common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards.
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	March 31, 2025	December 31, 2024
Outstanding stock options	12,855,512	14,687,538
Outstanding RSUs	8,857,332	11,175,380
Remaining shares reserved for future issuances under the 2024 Plan	45,926,353	36,711,788
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	68,976,402	63,911,911
The remaining shares reserved for future issuance under the 2024 Plan relate to Class A common stock.
12. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the three months ended March 31, 2025:

	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2024	11,344,247	$37.67
Granted	233,972	$180.92
Vested	(2,338,968)	$42.30
Canceled/Forfeited	(239,105)	$37.74
Unvested as of March 31, 2025	9,000,146	$40.19

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
As of March 31, 2025, we had RSUs and RSAs outstanding for 9,000,146 common shares, of which 8,439,425 relate to Class A common stock and 560,721 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $247.4 million as of March 31, 2025 and is expected to be recognized over a weighted-average period of 1.1 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity during the three months ended March 31, 2025:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2024	14,687,538	$30.07	6.87	$1,958,924
Exercised	(1,831,762)	5.56
Canceled/Forfeited	(264)	7.92
Balance as of March 31, 2025	12,855,512	$33.56	7.16	$917,121
Vested as of March 31, 2025	6,143,484	$21.08	5.45	$514,928
Vested and expected to vest as of March 31, 2025	12,855,512	$33.56	7.16	$917,121
As of March 31, 2025, we had outstanding stock options for 12,855,512 common shares, of which 10,496,426 relate to Class A common stock and 2,359,086 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $104.7 million as of March 31, 2025 and is expected to be recognized over a weighted-average period of 3.72 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended March 31,
	2025	2024

Cost of revenue	$217	$258
Research and development	52,610	316,514
Sales and marketing	10,138	60,790
General and administrative	22,449	199,946
Stock-based compensation expense	$85,414	$577,508
13. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three months ended March 31, 2025 and 2024, income tax expense (benefit) was immaterial. We continue to maintain a full valuation allowance on our remaining federal and state deferred tax assets.
14. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of March 31, 2025, Advance Magazine Publishers Inc. (“Advance”) held approximately 23% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
our outstanding Class A and Class B common stock. There have been no changes to the terms of the agreements that govern Advance’s rights as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three months ended March 31, 2025 and 2024.
15. Segment and Geographic Information
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
The following table presents the calculation of segment net income (loss):

	Three months ended March 31,
	2025	2024
	(in thousands)
Revenue	$392,361	$242,963
Adjusted cost of revenue(1)	36,872	27,358
Adjusted gross profit	355,489	215,605

Adjusted operating expenses(2)	240,218	205,580
Stock-based compensation and related taxes	107,405	595,537
Depreciation and amortization	3,963	3,743
Interest (income) expense, net	(20,414)	(15,447)
Income tax expense (benefit)	(1,721)	365
Other segment expenses(3)	(120)	893
Segment net income (loss)	$26,158	$(575,066)
Consolidated net income (loss)	$26,158	$(575,066)
________________
(1)Adjusted cost of revenue is cost of revenue adjusted for stock-based compensation and related taxes as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$37,089	$27,616
Less:
Stock-based compensation and related taxes	217	258
Adjusted cost of revenue	$36,872	$27,358
(2)Adjusted operating expenses is operating expenses (comprised of research and development, sales and marketing, and general and administrative expenses) adjusted for stock-based compensation and related taxes and depreciation and amortization as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Operating expenses	$351,369	$804,602
Less:
Stock-based compensation and related taxes	107,188	595,279
Depreciation and amortization	3,963	3,743
Adjusted operating expenses	$240,218	$205,580

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
(3)Other segment expenses primarily includes realized gains and losses on sales of marketable securities and foreign currency transaction gains and losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview of First Quarter 2025 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 108.1 million for the three months ended March 31, 2025, an increase of 31% year over year
•Average revenue per unique (“ARPU”) was $3.63 for the three months ended March 31, 2025, an increase of 23% year over year
Financial Results
•Revenue was $392.4 million for the three months ended March 31, 2025, an increase of 61% year over year
•Gross margin was 90.5% for the three months ended March 31, 2025, as compared to 88.6% in the three months ended March 31, 2024
•Operating expenses were $351.4 million for the three months ended March 31, 2025 as compared to $804.6 million in the three months ended March 31, 2024
•Net income (loss) was $26.2 million for the three months ended March 31, 2025, as compared to $(575.1) million in the three months ended March 31, 2024
•Adjusted EBITDA was $115.3 million for the three months ended March 31, 2025, as compared to $10.0 million in the three months ended March 31, 2024
•Net cash provided by operating activities was $127.6 million for the three months ended March 31, 2025, as compared to $32.1 million in the three months ended March 31, 2024
•Free Cash Flow was $126.6 million for the three months ended March 31, 2025, as compared to $29.2 million in the three months ended March 31, 2024
•Cash, cash equivalents, and marketable securities were $2.0 billion as of March 31, 2025
Key Financial and Operating Metrics
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
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	7%	15%	27%	37%	51%	47%	39%	31%
Logged-in DAUq YoY Growth:	14%	19%	21%	27%	31%	27%	27%	23%

Total DAUq YoY Growth:	9%	19%	34%	45%	59%	51%	32%	21%	Total DAUq YoY Growth:	5%	12%	21%	30%	44%	44%	46%	41%
Logged-in DAUq YoY Growth:	12%	16%	20%	27%	32%	29%	24%	19%	Logged-in DAUq YoY Growth:	16%	22%	21%	28%	30%	26%	29%	27%
We assess both year over year and quarter over quarter growth of DAUq in each period.

In the three months ended March 31, 2025, global DAUq grew 31% compared to the prior year period, driven by 21% growth in DAUq in the United States and 41% growth in DAUq in the rest of world. Global DAUq grew 6% compared to the prior quarter period, driven by 4% growth in DAUq in the United States and 8% growth in DAUq in the rest of world. The growth in global DAUq in the three months ended March 31, 2025 compared to the prior year period and prior quarter period was driven by the combination of third-party search engine and algorithm changes, traction in our growth strategies, particularly in machine translation, and product enhancements.
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
Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	5%	15%	29%	40%	57%	53%	42%	31%
DAUq/WAUq:	28%	28%	27%	27%	27%	27%	27%	27%

WAUq YoY Growth:	9%	21%	39%	53%	68%	58%	31%	18%	WAUq YoY Growth:	1%	9%	20%	30%	48%	48%	52%	44%
In the three months ended March 31, 2025, global WAUq grew 31% compared to the prior year period, driven by 18% growth in WAUq in the United States and 44% growth in WAUq in the rest of world. In the three months ended March 31, 2025, global WAUq increased 6% compared to the prior quarter period, driven by 4% growth in WAUq in the United States and 8% growth in WAUq in the rest of world. For the three months ended March 31, 2025, the proportion of DAUq to WAUq was 27%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the three months ended March 31, 2025, we recorded revenue of $392.4 million, as compared to revenue of $243.0 million for the three months ended March 31, 2024, representing an increase of 61% compared to the prior year period.
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

Quarterly ARPU
(in dollars)

YoY Growth:	15%	5%	(2)%	8%	2%	14%	23%	23%
QoQ Growth:	11%	4%	9%	(14)%	5%	16%	18%	(14)%

YoY Growth:	15%	—%	(7)%	3%	(5)%	12%	28%	31%	YOY Growth:	9%	16%	3%	10%	17%	16%	25%	22%
QoQ Growth:	13%	1%	5%	(13)%	4%	19%	20%	(11)%	QoQ Growth:	6%	8%	18%	(18)%	13%	6%	27%	(20)%
During the three months ended March 31, 2025, ARPU was $3.63, an increase of 23% compared to $2.94 for the prior year period, United States ARPU was $6.27, compared to $4.77 for the prior year period, and rest of world ARPU was $1.34, compared to $1.10 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, and to a lesser extent, an increase in pricing. Additionally, global ARPU increased compared to the prior year period as a result of content licensing agreements executed during the period. The decline in global ARPU compared to the prior quarter period was due primarily to seasonality.
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
The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended March 31,
	2025	2024
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$26,158	$(575,066)
Add (deduct):
Interest (income) expense, net	(20,414)	(15,447)
Income tax expense (benefit)	(1,721)	365
Depreciation and amortization(1)	3,963	3,743
Stock-based compensation expense and related taxes(2)	107,405	595,537
Other (income) expense, net	(120)	893
Adjusted EBITDA	$115,271	$10,025
________________
(1)Includes depreciation and amortization as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Research and development	2,540	2,177
Sales and marketing	1,202	1,163
General and administrative	221	403
Depreciation and amortization	$3,963	$3,743
(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$217	$258
Research and development	65,187	327,097
Sales and marketing	14,220	63,624
General and administrative	27,781	204,558
Stock-based compensation expense and related taxes	$107,405	$595,537
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

The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended March 31,
	2025	2024
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$127,578	$32,064
Less:
Purchases of property and equipment	(979)	(2,851)
Free Cash Flow	$126,599	$29,213
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$392,361	$242,963	$149,398	61%
Net income (loss)	26,158	(575,066)	601,224	(105)%
Adjusted EBITDA(1)	115,271	10,025	105,246	NM
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
Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended March 31,
	2025	2024
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$392,361	$242,963
Costs and expenses:
Cost of revenue	37,089	27,616
Research and development	191,271	437,030
Sales and marketing	90,685	124,095
General and administrative	69,413	243,477
Total costs and expenses	388,458	832,218
Income (loss) from operations	3,903	(589,255)
Other income (expense), net	20,534	14,554
Income (loss) before income taxes	24,437	(574,701)
Income tax expense (benefit)	(1,721)	365
Net income (loss)	$26,158	$(575,066)
Adjusted EBITDA(1)	$115,271	$10,025
Net cash provided by (used in) operating activities	$127,578	$32,064
Free Cash Flow(2)	$126,599	$29,213
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
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2025	2024
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	9	11
Research and development	49	180
Sales and marketing	23	51
General and administrative	18	100
Total costs and expenses	99	342
Income (loss) from operations	1	(242)
Other income (expense), net	5	6
Income (loss) before income taxes	6	(236)
Income tax expense (benefit)	0	0
Net income (loss)	6%	(236)%
Three months ended March 31, 2025 and 2024
Revenue

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$392,361	$242,963	$149,398	61%
Revenue for the three months ended March 31, 2025 increased by $149.4 million, or 61%, compared to the prior year period. The growth in revenue was due primarily to an increase in advertising revenue driven by an increase in impressions delivered and an increase in pricing. In addition, other revenues increased as a result of content licensing agreements executed during 2024.
Cost of Revenue

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$37,089	$27,616	$9,473	34%
Cost of revenue for the three months ended March 31, 2025 increased by $9.5 million, or 34%, compared to the prior year period. The increase in cost of revenue was primarily attributable to increased hosting usage to support user growth and product enhancements on our platform, partially offset by lower hosting prices.

Research and Development Expenses

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$191,271	$437,030	$(245,759)	(56)%
Research and development expenses for the three months ended March 31, 2025 decreased by $245.8 million, or 56%, compared to the prior year period. The decrease was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period, partially offset by an increase in other employee-related costs in the current period.
Sales and Marketing Expenses

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$90,685	$124,095	$(33,410)	(27)%
Sales and marketing expenses for the three months ended March 31, 2025 decreased by $33.4 million, or 27%, compared to the prior year period. The decrease was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period, partially offset by an increase in other employee-related costs in the current period.
General and Administrative Expenses

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$69,413	$243,477	$(174,064)	(71)%
General and administrative expenses for the three months ended March 31, 2025 decreased by $174.1 million, or 71%, compared to the prior year period. The decrease was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period.
Other Income (Expense), Net

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$20,534	$14,554	$5,980	41%
Other income (expense), net for the three months ended March 31, 2025 increased by $6.0 million, or 41%, compared to the prior year period. The increase was primarily due to higher interest earned on our cash and investments driven by a higher invested balance.

Income Tax Expense (Benefit)

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$(1,721)	$365	$(2,086)	NM
_________________
NM - Not meaningful

Income tax expense (benefit) for the three months ended March 31, 2025 decreased by $2.1 million compared to the prior year period. The income tax benefit in the current year period was primarily attributable to an excess tax benefit from stock-based compensation in a foreign subsidiary.
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
As of March 31, 2025, we had $2.0 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, certificates of deposit, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, and commercial paper. As of March 31, 2025, approximately 1% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of March 31, 2025, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $4.9 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $95.1 million. The aggregate available balance under the Revolving Credit Facility was $745.1 million as of March 31, 2025.
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
The Revolving Credit Facility contains customary conditions on our borrowing, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of March 31, 2025.
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

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$127,578	$32,064
Net cash provided by (used in) investing activities	(27,502)	114,104
Net cash provided by (used in) financing activities	(26,491)	421,171
Net increase (decrease) in cash, cash equivalents, and restricted cash	$73,585	$567,339
Free Cash Flow	$126,599	$29,213
Operating Activities
Net cash provided by operating activities was $127.6 million in the three months ended March 31, 2025, resulting primarily from net income of $26.2 million in the three months ended March 31, 2025 and adjustments for non-cash items, primarily related to stock-based compensation expense of $85.4 million, a decrease in accounts receivable of $23.4 million due to the timing of cash collections, and an increase in accrued expenses and other current liabilities of $16.1 million due to timing of payments. These amounts were partially offset by an increase in prepaid expenses and other assets of $17.0 million. Net cash provided by operating activities was $32.1 million in the three months ended March 31, 2024, resulting primarily from a decrease in accounts receivable of $30.0 million due to the timing of cash collections, an increase in accrued expenses and other current liabilities of $18.9 million due to the timing of payments, and adjustments for non-cash items, primarily related to stock-based compensation expense of $577.5 million. These increases were partially offset by net loss of $(575.1) million in the three months ended March 31, 2024 and an increase in prepaid expenses and other assets of $13.9 million.
Investing Activities
Net cash used in investing activities was $(27.5) million in the three months ended March 31, 2025, primarily due to additional purchases of marketable securities of $504.8 million, partially offset by maturities and proceeds from the sale of marketable securities of $477.4 million. Net cash provided by investing activities was $114.1 million in the three months ended March 31, 2024, primarily due to maturities of marketable securities of $252.7 million, partially offset by additional purchases of marketable securities of $135.7 million.
Financing Activities
Net cash used in financing activities was $(26.5) million in the three months ended March 31, 2025 and consisted primarily of cash payments for taxes related to net share settlement of restricted stock units of $36.7 million, partially offset by proceeds from exercises of employee stock options of $10.2 million. Net cash provided by financing activities was $421.2 million in the three months ended March 31, 2024 and consisted primarily of cash proceeds from issuance of class A common stock in our initial public offering, net of underwriting discounts and commissions, of $600.0 million and proceeds from exercises of employee stock options of $23.1 million, partially offset by cash payments of $194.7 million for taxes related to net share settlement of restricted stock units.
Free Cash Flow
Free Cash Flow was $126.6 million for the three months ended March 31, 2025, and was composed of net cash provided by operating activities, resulting primarily from net income and adjustments for non-cash items and changes in working capital. Free Cash Flow was $29.2 million for the three months ended March 31, 2024, and was composed of net cash provided by operating activities, resulting primarily from changes in working capital and adjustments for non-cash items, partially offset by net loss. Free Cash Flow also included purchases of property and equipment of $1.0 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the increase in Free Cash Flow as compared to the prior year period was driven primarily by the increase in net income.
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

Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the three months ended March 31, 2025, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Annual Report on Form 10-K.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $635.7 million and $562.1 million as of March 31, 2025 and December 31, 2024, respectively. We had marketable securities of $1.3 billion as of March 31, 2025 and December 31, 2024. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, certificates of deposit, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three months ended March 31, 2025 and 2024, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three months ended March 31, 2025 and 2024, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three months ended March 31, 2025 and 2024, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
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
The absolute number of our DAUq and our DAUq growth rate has decreased in the past and may fluctuate or decrease in one or more markets from time to time due to various factors, especially after periods of high growth, such as we have experienced. For example, although we saw increased growth in our user base during the COVID-19 pandemic, we experienced lower levels of DAUq growth and declining DAUq as the effects of the COVID-19 pandemic subsided. DAUq has also declined in the past in periods following usage peaks surrounding certain worldwide events, such as the onset of the conflict between Russia and Ukraine in the three months ended March 31, 2022, and cultural trends, including video game releases, such as Elden Ring in the three months ended March 31, 2022, and traffic related to r/ wallstreetbets in the three months ended March 31, 2021. These usage peaks are driven by external factors that are outside of our control. Accordingly, such growth may not be repeatable and we may experience declines in DAUq in the future in similar circumstances. DAUq has also been volatile during community responses to domestic and international social unrest as well as in response to actions by us. For example, we saw increased growth in our user base in the three months ended December 31, 2023, which may have been driven in part by performance improvements in our product and possibly by migration of usage from certain third-party applications in response to changes in our application program interface (“API”) terms and policies. Such growth may not be sustainable. In the three months ended March 31, 2025, logged-out DAUq comprised 55% of global DAUq. Logged-out users typically come to Reddit via search engines, spend less time on the site, and do not monetize at the same rate as logged-in users. Furthermore, we anticipate that our DAUq growth rate will slow over time as the absolute number of our DAUq increases. To the extent our DAUq growth rate slows or becomes negative, our success will increasingly depend on our ability to increase levels of engagement and monetization on our platform, including the level at which users visiting us from search traffic become more frequent users of our platform.
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
•Redditors are unable to locate content, in their local language, that is interesting, useful, relevant, reliable, high-quality, or trustworthy to them, or otherwise find content available on our platform offensive, inappropriate, hostile, or otherwise objectionable;
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

We believe that sustained meaningful active Redditor growth is dependent on improving our products and services to demonstrate our value proposition to a larger, global audience and penetrating additional demographics, which we believe may take a considerable amount of time. If we are unable to increase our DAUq, or its growth rate, or if this metric declines, our products and services could be less attractive to potential new users, as well as to advertisers, which would harm our business, results of operations, financial condition, and prospects.
If Redditors do not continue to contribute content or their contributions are not valuable or appealing to other Redditors, we may experience a decline in the number of Redditors accessing our products and services and in user engagement, which could result in the loss of advertisers and may harm our reputation, business, results of operations, financial condition, and prospects.
Our success depends on our ability to provide users of our products and services with valuable content, which in turn depends on the content contributed by Redditors. We seek to foster a broad and engaged Redditor community. If Redditors do not continue to contribute content and otherwise engage with our platform, and we are unable to provide Redditors with valuable and timely content, our user base and their engagement may decline. A large portion of the content on our platform comes from a small number of Redditors contributing to communities (which are also known as subreddits). If prolific Redditors do not continue to contribute content and otherwise engage with our platform, or decide to leave our platform and encourage other Redditors to follow them to a new platform, our user base and their engagement may decline. Our platform may also be used by third parties to disseminate abusive or other harmful content in violation of our terms and applicable law. We may not proactively discover or quickly respond to such content once alerted to it due to our scale and the limitations of existing technology and operational infrastructure. If we are unable to successfully prevent or detect and timely address abusive or other harmful behavior on our platform, our user base and their engagement may decline. Additionally, in keeping with our mission to empower communities and make their knowledge accessible to everyone, our site-wide content policy is designed to be protective, but not intrusive. If Redditors perceive the content available on Reddit to be offensive, inappropriate, hostile, or otherwise objectionable, we may experience a decline in user activity generally, or among certain demographics. We generate a majority of our revenue from the sale of advertising services. If we experience a decline in the number of Redditors, or a decrease in Redditor growth rate or engagement, including as a result of lack of valuable or appealing content, or the loss of influential Redditors or subreddits, advertisers may not view our products and services as attractive for their marketing expenditures, and may reduce their spending with us, which would harm our reputation, business, results of operations, financial condition, and prospects.
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
Our success depends partly on our ability to attract online visitors to our website. We rely, in part, on internet search engines, such as Google, to generate traffic to our website, primarily through free or organic searches. Search engines frequently update and change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites may be ranked lower in the search results or otherwise less visible in a user’s search. In addition, a search engine could, for competitive or other purposes, alter its search algorithms, results or user experience, causing our website to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our website or those of our partners, our business, results of operations, financial condition, and prospects could be adversely affected.
We may not sustain our growth rate, and our results of operations may fluctuate from quarter to quarter, which makes them difficult to predict.
Although we had net income for the three months ended March 31, 2025, December 31, 2024, and September 30, 2024, we have previously incurred net losses since our inception, and we may incur net losses again in the future. We incurred net loss of $(484.3) million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $(1.2) billion. We also expect our costs and expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our costs and expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected.
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
•our ability to successfully expand internationally and penetrate key demographics, including our international focus markets;
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
•adverse legal developments relating to advertising, like advertising technologies or advertising effectiveness measurement tools, including legislative and regulatory developments, and developments in litigation; and
•other risks described in this report.
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
Improvements to our platform, new products and services, and other initiatives may be costly, difficult to operate, and could divert management’s attention, and there is no guarantee that they will be positively received by Redditors or provide positive returns on our investment. For example, ad formats, such as video ads, may be more engaging, and Redditors may consequently spend less time browsing or searching on our platform, which could adversely affect our revenue. Further, new products or services that we develop may, in certain cases, require regulatory approval prior to launch, result in increased litigation, or subject us to new or enhanced governmental or regulatory requirements or scrutiny. There is no guarantee that we will be able to obtain any required regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. These new products and updates may also fail to increase the engagement of Redditors and our advertisers or partners, and may even result in short- or long-term decreases in such engagement by disrupting existing Redditor, advertiser, or partner behavior or by introducing performance and quality issues. In addition, in some cases, we may have little or no prior experience related to developing the technologies underlying the new products and services. If our new or enhanced products or services fail to engage, or meet the expectations of, Redditors or our advertisers or developers, or if our business plans or new approaches to monetization are unsuccessful, we may fail to attract new users, retain existing Redditors, or generate sufficient revenue, operating margin, or other value to justify our investments, and our business, results of operations, financial condition, and prospects could be harmed.
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
•have difficulty identifying offensive, inappropriate, hostile, or otherwise objectionable content, and separating such content from that which is otherwise permissible on our platform (for example, where the content is mistagged or misreported or where there are defects in our automated systems);

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
Developing and improving these tools may require significant time and resources and additional investment, and in some cases we rely on third parties to provide data and technology needed to provide certain measurement or other functions to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are not reliable, difficult to use, or otherwise unsatisfactory to our advertisers, or the results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.
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
Further, a significant natural disaster or other catastrophic event, such as an earthquake, fire, flood, power outage, telecommunications failure, cyberattack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, pandemic or other public health crisis, such as the COVID-19 pandemic, or other catastrophic occurrence could adversely affect our business, results of operations, financial condition, and prospects. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Furthermore, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflict between Russia and Ukraine, the escalation of conflict in the Middle East, or tariffs or other trade restrictions by the US and other countries, could have a broader impact that expands into other markets where we do business, which could adversely affect our business, vendors, partners, Redditors, or the economy as a whole. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services or disruptions in our activities or the activities of our vendors, partners, Redditors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, results of operations, financial condition, and prospects.
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
While we invest in efforts to detect and prevent inauthentic content or invalid traffic, including investments in proprietary technologies to detect and address content and vote manipulation, we may be unable to adequately detect and prevent such abuses. If we fail to detect and prevent such abuse, it could hurt our reputation for authentic engagement and reduce use of our platforms, harming our business, results of operations, financial condition, and prospects. Advertisers may seek refunds or credit for activity that they deem inauthentic. Even where we are able to detect fraudulent activity, this may result in a need to provide retroactive refunds or credits for historical inauthentic activity, further harming our business, results of operations, financial condition, and prospects.
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
Our mission—empower communities and make their knowledge accessible to everyone—and company values are a significant part of our business strategy and who we are as a company. We believe that Redditors value our commitment to our mission of open discourse. However, because we hold ourselves to such high standards, and because we believe Redditors and our moderators have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to our mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission. In addition, adhering to our mission may negatively affect our reputation. For example, we remain under continued public scrutiny with regard to the moderation of content related to global elections, as we experienced during the 2024 U.S. presidential election. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of Redditors.
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
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented legislation and regulations imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, legislation in Germany and India has resulted in the past, and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Content-related legislation and regulations also have required us in the past, and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the EU Directive on Copyright in the Digital Single Market expands online platform liability for copyright infringement and regulates certain uses of news content online. In addition, the European Union (the “EU”) revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states were required to implement into national law by December 2020. Further, Irish regulators have designated us as a video-sharing platform service under their Online Safety and Media Regulation Act (the “Media Regulation Act”), implementing their version of the directive, and a court ruled against us in our challenge to that designation. The expansion and complexity of laws and regulations like the Media Regulation Act in Ireland, the Online Safety Acts in the United Kingdom (the “UK”) and Australia, the EU ePrivacy Directive, the EU Digital Services Act, and others across the globe may increase our compliance costs and require changes to our processes and operations. Further, there are regulations aimed at limiting minors’

access to online content, including adult content, or otherwise governing their treatment by online platforms, such as Australia’s Online Safety Amendment (Social Media Minimum Age) Act 2024. These regulations have and could continue to prevent us from making our services available to certain users in certain jurisdictions, increase our costs of operations, and introduce technological challenges (such as requiring development and implementation of age collection and age verification systems and parental controls), all of which could adversely affect our business, results of operations, financial condition, and prospects.
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
Our efforts to comply with these laws and regulations could be costly and may still not guarantee compliance. We may also be subject to selective or inconsistent government regulatory action or enforcement or be the subject of claims in private litigation or other actions. In the event that we are found to be in violation of any such legal or regulatory requirements, we may be subject to monetary fines or other penalties or additional regulation and oversight, all of which could significantly increase our operating costs. If any of these risks occurs, our business, results of operations, financial condition, and prospects could be adversely affected.
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
We are also subject to complex and evolving privacy laws in the EU and the UK, such as the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation (the “UK GDPR”). The enactment of the EU GDPR and the UK GDPR also introduced numerous privacy-related changes for companies operating in the EU and the UK, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU and UK consumers, data breach notification requirements, and increased fines. In particular, fines for certain breaches are significant, up to the greater of 4% of total global annual turnover or €20 million in the EU (£17.5 million under the UK GDPR). Since we are subject to the supervision of the relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of these regimes independently in respect of the same breach. In addition to fines, a breach of the relevant regimes could result in litigation, regulatory investigations or inquiries, reputational damage, orders to cease or change our data processing activities, enforcement notices, or assessment notices (for a compulsory audit).
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
There are a number of legislative proposals or recently enacted or evolving laws in the United States, at both the federal and state level, and in the EU and the UK that could impose new obligations or limitations in areas affecting our business. In the EU and the UK, regulators are increasingly focusing on compliance with requirements directed towards the protection of children’s data online. For example, the UK ICO has reached out to us with questions regarding our compliance with the UK ICO’s Age Appropriate Design Code and UK GDPR. Further, EU national laws that implement the ePrivacy Directive (Directive 2002/58/EC concerning the processing of personal data and the protection of privacy in the electronic communications sector) may be replaced by separate, more targeted regulations, which may alter rules on tracking technologies, impose burdensome requirements surrounding obtaining consent and significantly increase fines for non-compliance. If regulators start to enforce an increasingly strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.
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
Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our business, results of operations, financial condition, and prospects.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our board of directors, entered into a voting agreement with each of (i) Advance Magazine Publishers Inc. ("Advance") and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. We estimate as of March 31, 2025, pursuant to such voting agreements, Mr. Huffman was entitled to vote shares representing approximately 74% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the board of directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2025, we had 129,145,465 shares of Class A common stock outstanding, 55,121,821 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
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
Further, as of March 31, 2025, we had 12,855,512 options outstanding that, if fully exercised, would result in the issuance of 10,496,426 shares of Class A common stock and 2,359,086 shares of Class B common stock, as well as 8,296,611 shares of Class A common stock and 560,721 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)

None.
(b)
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
On March 11, 2025, our Chief Accounting Officer, Michelle Reynolds, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 25,276 shares of our Class A common stock. The actual number of shares subject to the Rule 10b5-1 trading arrangement is expected to be different due to: (i) our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units and (ii) the possible earlier sale of shares under predecessor Rule 10b5-1 trading arrangements before this trading arrangement goes into effect. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or November 30, 2025.
On March 14, 2025, our Chief Financial Officer, Andrew Vollero, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 30,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 15, 2025.

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

REDDIT, INC.

Dated: May 1, 2025	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)