Form 10-Q
period 2025-06-30
Reddit, Inc.
filed 2025-08-01
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2025, the registrant had outstanding 134,585,853 shares of Class A common stock, 52,570,328 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.0001.

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
•strategies to expand revenue from non-advertising sources, like content licensing;
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

•our expectation of an increase in our costs and expenses from the launch of new ad formats, products, and features, primarily as a result of additional hosting costs, although most of these areas of focus will not initially generate revenue;
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

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$734,060	$562,092
Marketable securities	1,325,881	1,278,717
Accounts receivable, net	407,228	349,534
Prepaid expenses and other current assets	62,761	33,058
Total current assets	2,529,930	2,223,401
Property and equipment, net	11,394	12,652
Operating lease right-of-use assets, net	22,118	23,249
Intangible assets, net	20,469	25,424
Goodwill	42,174	42,174
Other noncurrent assets	6,117	9,695
Total assets	$2,632,202	$2,336,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$63,942	$45,423
Operating lease liabilities	6,572	6,137
Accrued expenses and other current liabilities	140,317	124,464
Total current liabilities	210,831	176,024
Operating lease liabilities, noncurrent	18,611	20,565
Other noncurrent liabilities	15,780	9,257
Total liabilities	245,222	205,846
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 131,962,529 and 125,001,880 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	12
Class B common stock, par value $0.0001 per share; 140,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 55,112,126 and 55,314,099 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Class C common stock, par value $0.0001 per share; 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	3,468,618	3,331,546
Accumulated other comprehensive income (loss)	3,727	24
Accumulated deficit	(1,085,383)	(1,200,838)
Total stockholders’ equity (deficit)	2,386,980	2,130,749
Total liabilities and stockholders’ equity (deficit)	$2,632,202	$2,336,595
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$499,627	$281,184	$891,988	$524,147
Costs and expenses:
Cost of revenue	45,900	29,501	82,989	57,117
Research and development	196,610	142,777	387,881	579,807
Sales and marketing	120,619	71,458	211,304	195,553
General and administrative	68,787	68,487	138,200	311,964
Total costs and expenses	431,916	312,223	820,374	1,144,441
Income (loss) from operations	67,711	(31,039)	71,614	(620,294)
Other income (expense), net	21,147	20,724	41,681	35,278
Income (loss) before income taxes	88,858	(10,315)	113,295	(585,016)
Income tax expense (benefit)	(439)	(216)	(2,160)	149
Net income (loss)	$89,297	$(10,099)	$115,455	$(585,165)
Net income (loss) per share attributable to Class A and Class B common stock (Note 4)
Basic	$0.48	$(0.06)	$0.63	$(4.99)
Diluted	$0.45	$(0.06)	$0.58	$(4.99)
Weighted-average shares of Class A and Class B common stock used to compute net income (loss) per share attributable to common stockholders
Basic	185,437,777	164,382,736	183,730,992	117,311,614
Diluted	199,522,433	164,382,736	200,681,458	117,311,614
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$89,297	$(10,099)	$115,455	$(585,165)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	(158)	(528)	185	(1,800)
Change in foreign currency translation adjustment	2,571	(4)	3,518	(18)
Net comprehensive income (loss)	$91,710	$(10,631)	$119,158	$(586,983)
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three months ended June 30, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	44,286,735	$4	119,059,756	$12	$3,130,384	$(472)	$(1,291,628)	$1,838,300
Issuance of common stock upon exercise of stock options, net	252,962	—	7,700	—	1,843	—	—	1,843
Issuance of common stock upon settlement of restricted stock units, net	1,989,556	—	37,382	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	15,950,209	2	(15,950,209)	(2)	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	—	—	1	1	—	—	2
Stock-based compensation expense	—	—	—	—	64,266	—	—	64,266
Vesting of early exercised stock options	—	—	—	—	55	—	—	55
Net income (loss)	—	—	—	—	—	—	(10,099)	(10,099)
Change in other comprehensive income (loss)	—	—	—	—	—	(532)	—	(532)
Balance as of June 30, 2024	62,479,462	$6	103,154,629	$11	$3,196,549	$(1,004)	$(1,301,727)	$1,893,835

	Three months ended June 30, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	129,145,465	$13	55,121,821	$5	$3,390,469	$1,314	$(1,174,680)	$2,217,121
Issuance of common stock upon exercise of stock options, net	358,393	—	629,769	—	4,303	—	—	4,303
Issuance of common stock upon settlement of restricted stock units, net	1,801,956	—	17,251	—	(15,224)	—	—	(15,224)
Conversion of Class B common stock to Class A common stock	656,715	—	(656,715)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	89,070	—	—	89,070
Net income (loss)	—	—	—	—	—	—	89,297	89,297
Change in other comprehensive income (loss)	—	—	—	—	—	2,413	—	2,413
Balance as of June 30, 2025	131,962,529	$13	55,112,126	$5	$3,468,618	$3,727	$(1,085,383)	$2,386,980

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Six months ended June 30, 2024
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	73,021,449	$1,853,492	7,099,700	$—	53,904,204	$6	$302,820	$814	$(716,562)	$(412,922)
Issuance of common stock upon exercise of stock options, net	—	—	3,394,138	—	813,648	—	24,932	—	—	24,932
Issuance of common stock upon settlement of restricted stock units, net	—	—	8,162,928	1	661,497	—	(202,853)	—	—	(202,852)
Conversion of Class B common stock to Class A common stock	—	—	20,142,152	2	(20,142,152)	(2)	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(73,021,449)	(1,853,492)	5,104,017	1	67,917,432	7	1,853,486	—	—	1,853,494
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	18,576,527	2	—	—	576,266	—	—	576,268
Stock-based compensation expense	—	—	—	—	—	—	641,774	—	—	641,774
Vesting of early exercised stock options	—	—	—	—	—	—	124	—	—	124
Net income (loss)	—	—	—	—	—	—	—	—	(585,165)	(585,165)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(1,818)	—	(1,818)
Balance as of June 30, 2024	—	$—	62,479,462	$6	103,154,629	$11	$3,196,549	$(1,004)	$(1,301,727)	$1,893,835

	Six months ended June 30, 2025
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	—	$—	125,001,880	$12	55,314,099	$5	$3,331,546	$24	$(1,200,838)	$2,130,749
Issuance of common stock upon exercise of stock options, net	—	—	1,363,474	—	1,456,450	—	14,487	—	—	14,487
Issuance of common stock upon settlement of restricted stock units, net	—	—	3,904,250	1	34,502	—	(51,899)	—	—	(51,898)
Conversion of Class B common stock to Class A common stock	—	—	1,692,925	—	(1,692,925)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	174,484	—	—	174,484
Net income (loss)	—	—	—	—	—	—	—	—	115,455	115,455
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	3,703	—	3,703
Balance as of June 30, 2025	—	$—	131,962,529	$13	55,112,126	$5	$3,468,618	$3,727	$(1,085,383)	$2,386,980

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash flows from operating activities
Net income (loss)	$89,297	$(10,099)	$115,455	$(585,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,934	3,770	7,897	7,513
Non-cash operating lease cost	1,514	1,335	2,982	2,588
Amortization of premium (accretion of discount) on marketable securities, net	(6,691)	(11,362)	(15,575)	(19,491)
Stock-based compensation expense	89,070	64,266	174,484	641,774
Other adjustments	97	141	(41)	626
Changes in operating assets and liabilities:
Accounts receivable	(81,116)	(24,793)	(57,757)	5,194
Prepaid expenses and other assets	(9,352)	(6,270)	(26,358)	(20,182)
Operating lease right-of-use assets and liabilities	(1,589)	(780)	(3,369)	(1,310)
Accounts payable	19,991	18,220	18,945	16,042
Accrued expenses and other liabilities	6,176	(6,043)	22,246	12,860
Net cash provided by (used in) operating activities	$111,331	$28,385	$238,909	$60,449
Cash flows from investing activities
Purchases of property and equipment	(505)	(1,202)	(1,484)	(4,053)
Purchases of marketable securities	(556,457)	(861,827)	(1,061,303)	(997,512)
Maturities of marketable securities	552,532	343,404	1,017,594	596,059
Proceeds from sale of marketable securities	—	—	12,372	—
Other investing activities	2,354	(12)	3,243	(27)
Net cash provided by (used in) investing activities	$(2,076)	$(519,637)	$(29,578)	$(405,533)
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	—	—	—	600,022
Proceeds from exercise of employee stock options	4,303	1,843	14,487	24,932
Taxes paid related to net share settlement of restricted stock units	(15,225)	(7,569)	(51,900)	(202,306)
Payments of initial public offering costs	—	(3,585)	—	(6,338)
Other financing activities	—	—	—	(4,450)
Net cash provided by (used in) financing activities	$(10,922)	$(9,311)	$(37,413)	$411,860
Net increase (decrease) in cash, cash equivalents, and restricted cash	98,333	(500,563)	171,918	66,776
Cash, cash equivalents, and restricted cash at the beginning of the period	635,727	968,565	562,142	401,226
Cash, cash equivalents, and restricted cash at the end of the period	$734,060	$468,002	$734,060	$468,002
Cash and cash equivalents	$734,060	$467,952	$734,060	$467,952
Restricted cash	—	50	—	50
Total cash, cash equivalents, and restricted cash	$734,060	$468,002	$734,060	$468,002
Supplemental disclosure of noncash financing and investing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$—	$1,853,492
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$—	$—	$23,754
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
Other than as described below, there have been no changes to our significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in our audited consolidated financial statements and related notes as of and for the year ended December 31, 2024 included in our Annual Report that have had a material impact on our consolidated financial statements and accompanying notes.
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
Functional Currency
Generally, the U.S. dollar is the functional currency for our subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. For those foreign subsidiaries where the local currency is the functional currency, we translate the financial statements to U.S. dollars at exchange rates at the balance sheet date for assets and liabilities and at monthly average exchange rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Net foreign exchange gains and losses were not material for the three and six months ended June 30, 2025 and 2024.

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
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Advertising revenue	$464,785	$253,125	$823,415	$475,807
Other revenue	34,842	28,059	68,573	48,340
Total revenue	$499,627	$281,184	$891,988	$524,147
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
United States	$408,842	$228,069	$722,694	$427,872
Rest of world(1)	90,785	53,115	169,294	96,275
Total revenue	$499,627	$281,184	$891,988	$524,147
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three and six months ended June 30, 2025 and 2024.
Deferred revenue was $18.9 million and $14.9 million as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025, revenue recognized from the deferred revenue balance at the beginning of the period was $14.0 million. For the six months ended June 30, 2024, revenue recognized from the deferred revenue balance at the beginning of the period was not material.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
As of June 30, 2025, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year was $194.9 million. This amount consists primarily of long-term content licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $57.0 million in the remainder of 2025, $113.8 million in 2026, and $24.1 million in 2027.
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
In connection with our IPO, our Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, and Series F preferred stock converted on a one-to-one basis into 67,917,432 shares of Class B common stock, and our Series F-1 preferred stock converted on a one-to-one basis into 5,104,017 shares of Class A common stock. For the three and six months ended June 30, 2024, these shares are weighted in the denominator of net income (loss) per share for Class A and Class B common stock for the portion of the time outstanding subsequent to our IPO.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stock:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$62,806	$26,491	$(3,034)	$(7,065)	$80,803	$34,652	$(151,229)	$(433,936)
Denominator:
Basic weighted-average common shares outstanding	130,426,589	55,011,188	49,386,912	114,995,824	128,586,761	55,144,231	30,317,800	86,993,814
Basic income (loss) per share attributable to common stockholders	$0.48	$0.48	$(0.06)	$(0.06)	$0.63	$0.63	$(4.99)	$(4.99)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$64,676	$24,621	$(3,034)	$(7,065)	$83,730	$31,725	$(151,229)	$(433,936)
Denominator:
Basic weighted-average common shares outstanding	130,426,589	55,011,188	49,386,912	114,995,824	128,586,761	55,144,231	30,317,800	86,993,814
Weighted-average effect of dilutive potential common stock	14,084,656	—	—	—	16,950,466	—	—	—
Shares used in computation of diluted net income (loss) per share attributable to common stockholders	144,511,245	55,011,188	49,386,912	114,995,824	145,537,227	55,144,231	30,317,800	86,993,814
Diluted net income (loss) per share attributable to common stockholders	$0.45	$0.45	$(0.06)	$(0.06)	$0.58	$0.58	$(4.99)	$(4.99)
The following outstanding potentially dilutive shares, including stock options that have been exercised prior to vesting, were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Stock options	—	—	19,090,416	6,410,374	—	—	19,090,416	6,410,374
Unvested RSUs and RSAs	433,058	—	12,620,086	1,335,312	126,137	—	12,620,086	1,335,312
	433,058	—	31,710,502	7,745,686	126,137	—	31,710,502	7,745,686

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
The following table sets forth our financial assets that are measured at fair value on a recurring basis:

		June 30, 2025
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$621,940	$—	$—	$621,940
U.S. treasury securities	Level 1	19,967	—	—	19,967
Certificates of deposit	Level 2	25,397	—	—	25,397
Marketable securities:
U.S. treasury securities	Level 1	665,971	899	(70)	666,800
U.S. agency bonds	Level 2	301,916	77	(207)	301,786
Corporate bonds	Level 2	239,906	586	(16)	240,476
Commercial paper	Level 2	116,831	6	(18)	116,819
Total		$1,991,928	$1,568	$(311)	$1,993,185

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
Gross unrealized losses within accumulated other comprehensive income (loss) were immaterial as of June 30, 2025 and December 31, 2024. There were no impairment charges due to credit losses during the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025, the amortized cost of marketable securities with maturities less than one year was $820.4 million. The amortized cost of marketable securities with maturities between one and five years was $504.3 million.
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$23,290	$14,583
Other receivables	26,876	11,500
Interest receivable	9,089	4,695
Other	3,506	2,280
Total prepaid expenses and other current assets	$62,761	$33,058
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Computer equipment, furniture, and fixtures	$16,880	$15,832
Leasehold improvements	8,051	8,017
Construction-in-progress	63	—
Total property and equipment	24,994	23,849
Less: accumulated depreciation	(13,600)	(11,197)
Total property and equipment, net	$11,394	$12,652
Depreciation expense was immaterial for the three and six months ended June 30, 2025 and 2024.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$56,042	$63,441
Deferred revenue	18,826	14,805
Accrued expenses	49,108	31,817
Accrued revenue share payable and other	7,493	6,939
Other	8,848	7,462
Total accrued expenses and other current liabilities	$140,317	$124,464
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued customer incentives	$15,632	$9,100
Other	148	157
Total other noncurrent liabilities	$15,780	$9,257
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
8. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $42.2 million as of December 31, 2024. There was no change in the carrying amount of goodwill during the six months ended June 30, 2025.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	June 30, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$27,007	$20,453	2.1
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$27,607	$20,453

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$22,051	$25,409	2.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$22,651	$25,409
Amortization expense was immaterial for the three and six months ended June 30, 2025 and 2024.
9. Debt
Revolving Line of Credit
On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of June 30, 2025, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $5.2 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.8 million. The aggregate available balance under the Revolving Credit Facility was $744.8 million as of June 30, 2025.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of June 30, 2025.
On July 1, 2025, we signed a renewal of the Revolving Credit Facility, which amended and restated certain terms of the agreement. Under the amended terms of the Revolving Credit Facility (“Amended Revolving Credit Facility”), we will have access to a five-year, $500.0 million, revolving loan and standby letter of credit facility, of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. The Amended Revolving Credit Facility also includes some changes to other terms, primarily relating to interest rates and covenants, from the Revolving Credit Facility.
10. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the six months ended June 30, 2025, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Annual Report.
Legal Matters and Indemnifications
From time to time, we may become involved in various legal and regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims arising in the normal course of business. We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible.
In June 2025, we and certain of our officers and directors were named as defendants in a securities class action lawsuit in the U.S. District Court for the Northern District of California. The lawsuit is brought on behalf of a purported class of purchasers or acquirers of our securities, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact of Google Search and its AI Overviews feature on our business. The complaint seeks unspecified damages and attorneys’ fees. Subsequently, shareholder derivative complaints with similar allegations were filed in the U.S. District Court for the Northern District of California against the Company, its directors, and members of our senior management. No responses to these complaints have been filed. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain.
Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. We are not aware of any other pending matters, individually or in the aggregate, that are expected to have a material adverse impact on our results of operations, financial position, or cash flows as of June 30, 2025. Legal fees and other expenses associated with such matters are expensed as incurred.
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	June 30, 2025	December 31, 2024
Outstanding stock options	11,865,483	14,687,538
Outstanding RSUs	7,615,351	11,175,380
Remaining shares reserved for future issuances under the 2024 Plan	45,350,994	36,711,788
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	66,169,033	63,911,911
The remaining shares reserved for future issuance under the 2024 Plan relate to our Class A common stock.
12. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the six months ended June 30, 2025:

	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2024	11,344,247	$37.67
Granted	1,149,225	$115.73
Vested	(4,325,212)	$44.54
Canceled/Forfeited	(436,148)	$41.48
Unvested as of June 30, 2025	7,732,112	$45.22
As of June 30, 2025, we had RSUs and RSAs outstanding for 7,732,112 common shares, of which 7,208,772 relate to Class A common stock and 523,340 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $248.3 million as of June 30, 2025 and is expected to be recognized over a weighted-average period of 1.04 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity during the six months ended June 30, 2025:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2024	14,687,538	$30.07	6.87	$1,958,924
Exercised	(2,819,924)	5.14
Canceled/Forfeited	(2,131)	34.34
Balance as of June 30, 2025	11,865,483	$35.99	7.36	$1,359,543
Vested as of June 30, 2025	5,617,433	$25.90	6.12	$700,300
Vested and expected to vest as of June 30, 2025	11,865,483	$35.99	7.36	$1,359,543
As of June 30, 2025, we had outstanding stock options for 11,865,483 common shares, of which 10,136,166 relate to Class A common stock and 1,729,317 relate to Class B common stock. Total unrecognized stock-based compensation expense related

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
to stock options was $97.4 million as of June 30, 2025 and is expected to be recognized over a weighted-average period of 3.48 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Cost of revenue	$204	$61	$421	$319
Research and development	56,663	29,944	109,273	346,458
Sales and marketing	10,198	6,875	20,336	67,665
General and administrative	22,005	27,386	44,454	227,332
Stock-based compensation expense	$89,070	$64,266	$174,484	$641,774
13. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three and six months ended June 30, 2025 and 2024, income tax expense (benefit) was immaterial. We continue to maintain a full valuation allowance on our remaining federal and state deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes changes to U.S. federal income tax law that will be applicable to us beginning in the period of enactment, including provisions allowing accelerated tax deductions for domestic research and development expenditures. We are currently analyzing the impact that the OBBBA will have on our consolidated financial statements.
14. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of June 30, 2025, Advance Magazine Publishers Inc. (“Advance”) held approximately 23% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. There have been no changes to the terms of the agreements that govern Advance’s rights as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three and six months ended June 30, 2025 and 2024.
15. Segment and Geographic Information
Segment Information
We have one reportable segment as our chief operating decision maker, our Chief Executive Officer, reviews consolidated profitability measures in managing the business. Specifically, our chief operating decision maker uses consolidated net income

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
(loss) as the measure of segment profit or loss for evaluating performance and allocating resources through comparison of actual amounts against budgeted and prior period amounts in order to make strategic decisions.
The following table presents the calculation of segment net income (loss):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$499,627	$281,184	$891,988	$524,147
Adjusted cost of revenue(1)	45,696	29,440	82,568	56,798
Adjusted gross profit	453,931	251,744	809,420	467,349

Adjusted operating expenses(2)	287,182	212,241	527,400	417,821
Stock-based compensation and related taxes	95,104	66,772	202,509	662,309
Depreciation and amortization	3,934	3,770	7,897	7,513
Interest (income) expense, net	(21,056)	(20,941)	(41,470)	(36,388)
Income tax expense (benefit)	(439)	(216)	(2,160)	149
Other segment expenses(3)	(91)	217	(211)	1,110
Segment net income (loss)	$89,297	$(10,099)	$115,455	$(585,165)
Consolidated net income (loss)	$89,297	$(10,099)	$115,455	$(585,165)
________________
(1)Adjusted cost of revenue is cost of revenue adjusted for stock-based compensation and related taxes as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$45,900	$29,501	$82,989	$57,117
Less:
Stock-based compensation and related taxes	204	61	421	319
Adjusted cost of revenue	$45,696	$29,440	$82,568	$56,798
(2)Adjusted operating expenses is operating expenses (comprised of research and development, sales and marketing, and general and administrative expenses) adjusted for stock-based compensation and related taxes and depreciation and amortization as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating expenses	$386,016	$282,722	$737,385	$1,087,324
Less:
Stock-based compensation and related taxes	94,900	66,711	202,088	661,990
Depreciation and amortization	3,934	3,770	7,897	7,513
Adjusted operating expenses	$287,182	$212,241	$527,400	$417,821
(3)Other segment expenses primarily includes realized gains and losses on sales of marketable securities and foreign currency transaction gains and losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our Annual Report on Form 10-K (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview of Second Quarter 2025 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 110.4 million for the three months ended June 30, 2025, an increase of 21% year over year
•Average revenue per unique (“ARPU”) was $4.53 for the three months ended June 30, 2025, an increase of 47% year over year
Financial Results
•Revenue was $499.6 million for the three months ended June 30, 2025, an increase of 78% year over year
•Gross margin was 90.8% for the three months ended June 30, 2025, as compared to 89.5% in the three months ended June 30, 2024
•Operating expenses were $386.0 million for the three months ended June 30, 2025 as compared to $282.7 million in the three months ended June 30, 2024
•Net income (loss) was $89.3 million for the three months ended June 30, 2025, as compared to $(10.1) million in the three months ended June 30, 2024
•Adjusted EBITDA was $166.7 million for the three months ended June 30, 2025, as compared to $39.5 million in the three months ended June 30, 2024
•Net cash provided by operating activities was $111.3 million for the three months ended June 30, 2025, as compared to $28.4 million in the three months ended June 30, 2024
•Free Cash Flow was $110.8 million for the three months ended June 30, 2025, as compared to $27.2 million in the three months ended June 30, 2024
•Cash, cash equivalents, and marketable securities were $2.1 billion as of June 30, 2025
Key Financial and Operating Metrics
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
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	15%	27%	37%	51%	47%	39%	31%	21%
Logged-in DAUq YoY Growth:	19%	21%	27%	31%	27%	27%	23%	17%

Total DAUq YoY Growth:	19%	34%	45%	59%	51%	32%	21%	11%	Total DAUq YoY Growth:	12%	21%	30%	44%	44%	46%	41%	32%
Logged-in DAUq YoY Growth:	16%	20%	27%	32%	29%	24%	19%	12%	Logged-in DAUq YoY Growth:	22%	21%	28%	30%	26%	29%	27%	22%
We assess both year over year and quarter over quarter growth of DAUq in each period.

In the three months ended June 30, 2025, global DAUq grew 21% compared to the prior year period, driven by 11% growth in DAUq in the United States and 32% growth in DAUq in the rest of world. Global DAUq grew 2% compared to the prior quarter period, driven primarily by 4% growth in DAUq in the rest of world. The growth in global DAUq in the three months ended June 30, 2025 compared to the prior year period was primarily driven by traction in our growth strategies, particularly product initiatives such as machine translation and marketing, and to a lesser extent, by third-party search engine and algorithm changes. The growth in global DAUq in the three months ended June 30, 2025 compared to the prior quarter period was driven by traction in our growth strategies, particularly product initiatives such as machine translation and marketing, partially offset by third-party search engine and algorithm changes.
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
Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	15%	29%	40%	57%	53%	42%	31%	22%
DAUq/WAUq:	28%	27%	27%	27%	27%	27%	27%	27%

WAUq YoY Growth:	21%	39%	53%	68%	58%	31%	18%	8%	WAUq YoY Growth:	9%	20%	30%	48%	48%	52%	44%	35%
In the three months ended June 30, 2025, global WAUq grew 22% compared to the prior year period, driven by 8% growth in WAUq in the United States and 35% growth in WAUq in the rest of world. In the three months ended June 30, 2025, global WAUq increased 4% compared to the prior quarter period, driven by 2% growth in WAUq in the United States and 6% growth in WAUq in the rest of world. For the three months ended June 30, 2025, the proportion of DAUq to WAUq was 27%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the six months ended June 30, 2025, we recorded revenue of $892.0 million, as compared to revenue of $524.1 million for the six months ended June 30, 2024, representing an increase of 70% compared to the prior year period.
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

Quarterly ARPU
(in dollars)

YoY Growth:	5%	(2)%	8%	2%	14%	23%	23%	47%
QoQ Growth:	4%	9%	(14)%	5%	16%	18%	(14)%	25%

YoY Growth:	—%	(7)%	3%	(5)%	12%	28%	31%	59%	YoY Growth:	16%	3%	10%	17%	16%	25%	22%	40%
QoQ Growth:	1%	5%	(13)%	4%	19%	20%	(11)%	26%	QoQ Growth:	8%	18%	(18)%	13%	6%	27%	(20)%	29%
During the three months ended June 30, 2025, ARPU was $4.53, an increase of 47% compared to $3.08 for the prior year period, United States ARPU was $7.87, compared to $4.94 for the prior year period, and rest of world ARPU was $1.73, compared to $1.24 for the prior year period. The increase in global ARPU compared to the prior year and prior quarter periods was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, and to a lesser extent, an increase in pricing.
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
The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$89,297	$(10,099)	$115,455	$(585,165)
Add (deduct):
Interest (income) expense, net	(21,056)	(20,941)	(41,470)	(36,388)
Income tax expense (benefit)	(439)	(216)	(2,160)	149
Depreciation and amortization(1)	3,934	3,770	7,897	7,513
Stock-based compensation expense and related taxes(2)	95,104	66,772	202,509	662,309
Other (income) expense, net	(91)	217	(211)	1,110
Adjusted EBITDA	$166,749	$39,503	$282,020	$49,528
________________
(1)Includes depreciation and amortization as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$2,510	$2,242	$5,050	$4,419
Sales and marketing	1,216	1,216	2,418	2,379
General and administrative	208	312	429	715
Depreciation and amortization	$3,934	$3,770	$7,897	$7,513
(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$204	$61	$421	$319
Research and development	59,629	31,326	124,816	358,423
Sales and marketing	11,153	7,357	25,373	70,981
General and administrative	24,118	28,028	51,899	232,586
Stock-based compensation expense and related taxes	$95,104	$66,772	$202,509	$662,309
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

The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$111,331	$28,385	$238,909	$60,449
Less:
Purchases of property and equipment	(505)	(1,202)	(1,484)	(4,053)
Free Cash Flow	$110,826	$27,183	$237,425	$56,396
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$499,627	$281,184	$218,443	78%	$891,988	$524,147	$367,841	70%
Net income (loss)	89,297	(10,099)	99,396	NM	115,455	(585,165)	700,620	NM
Adjusted EBITDA(1)	166,749	39,503	127,246	NM	282,020	49,528	232,492	NM
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
We have a full valuation allowance against our United States deferred tax assets and will continue to maintain it until there is sufficient evidence to support the future utilization of these assets. Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that sufficient positive evidence may become available in a future period to allow us to release a significant portion of the U.S. valuation allowance. The reversal would result in a significant income tax benefit in the period when we release it. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$499,627	$281,184	$891,988	$524,147
Costs and expenses:
Cost of revenue	45,900	29,501	82,989	57,117
Research and development	196,610	142,777	387,881	579,807
Sales and marketing	120,619	71,458	211,304	195,553
General and administrative	68,787	68,487	138,200	311,964
Total costs and expenses	431,916	312,223	820,374	1,144,441
Income (loss) from operations	67,711	(31,039)	71,614	(620,294)
Other income (expense), net	21,147	20,724	41,681	35,278
Income (loss) before income taxes	88,858	(10,315)	113,295	(585,016)
Income tax expense (benefit)	(439)	(216)	(2,160)	149
Net income (loss)	$89,297	$(10,099)	$115,455	$(585,165)
Adjusted EBITDA(1)	$166,749	$39,503	$282,020	$49,528
Net cash provided by (used in) operating activities	$111,331	$28,385	$238,909	$60,449
Free Cash Flow(2)	$110,826	$27,183	$237,425	$56,396
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
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	9	10	9	11
Research and development	39	51	43	111
Sales and marketing	24	25	24	37
General and administrative	14	24	15	60
Total costs and expenses	86	110	91	219
Income (loss) from operations	14	(10)	9	(119)
Other income (expense), net	4	7	5	7
Income (loss) before income taxes	18	(3)	14	(112)
Income tax expense (benefit)	0	0	0	0
Net income (loss)	18%	(3)%	14%	(112)%

Three and six months ended June 30, 2025 and 2024
Revenue

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$499,627	$281,184	$218,443	78%	$891,988	$524,147	$367,841	70%
Revenue for the three and six months ended June 30, 2025 increased by $218.4 million and $367.8 million, or 78% and 70%, respectively, compared to the prior year periods. The growth in revenue was due primarily to an increase in advertising revenue driven by an increase in impressions delivered and to a lesser extent, an increase in pricing. In addition, other revenues increased as a result of content licensing agreements executed in 2024.
Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$45,900	$29,501	$16,399	56%	$82,989	$57,117	$25,872	45%
Cost of revenue for the three and six months ended June 30, 2025 increased by $16.4 million and $25.9 million, or 56% and 45%, respectively, compared to the prior year periods. The increase in cost of revenue was primarily attributable to increased hosting usage to support user growth and product enhancements on our platform, as well as an increase in advertising measurement and other services, partially offset by lower hosting prices.
Research and Development Expenses

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$196,610	$142,777	$53,833	38%	$387,881	$579,807	$(191,926)	(33)%
Research and development expenses for the three and six months ended June 30, 2025 increased by $53.8 million, or 38%, and decreased by $191.9 million, or 33%, compared to the prior year periods, respectively. The increase in the three months ended June 30, 2025 compared to the prior year period was driven primarily by an increase in stock-based compensation expense and an increase in other employee-related costs, driven in part by an increase in headcount. The decrease in the six months ended June 30, 2025 compared to the prior year period was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period, partially offset by an increase in other employee-related costs in the current period.
Sales and Marketing Expenses

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$120,619	$71,458	$49,161	69%	$211,304	$195,553	$15,751	8%
Sales and marketing expenses for the three and six months ended June 30, 2025 increased by $49.2 million and $15.8 million, or 69% and 8%, respectively, compared to the prior year periods. The increase in the three months ended June 30, 2025 compared to the prior year period was driven primarily by an increase in employee-related costs, driven in part by an increase in headcount, and an increase in marketing expense. The increase in the six months ended June 30, 2025 compared to the prior year period was driven primarily by an increase in employee-related costs and an increase in marketing expense, partially offset by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period.
General and Administrative Expenses

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$68,787	$68,487	$300	—%	$138,200	$311,964	$(173,764)	(56)%
General and administrative expenses decreased by $173.8 million, or 56%, for the six months ended June 30, 2025 compared to the prior year period. The decrease in the six months ended June 30, 2025 compared to the prior year period was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period.
Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$21,147	$20,724	$423	2%	$41,681	$35,278	$6,403	18%
Other income (expense), net increased by $6.4 million, or 18%, for the six months ended June 30, 2025 compared to the prior year period. The increase compared to the prior year period was primarily due to higher interest earned on our cash and investments driven by a higher invested balance.
Income Tax Expense (Benefit)

	Three months ended June 30,				Six months ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$(439)	$(216)	$(223)	103%	$(2,160)	$149	$(2,309)	NM
_________________
NM - Not meaningful

Income tax expense (benefit) for the six months ended June 30, 2025 decreased by $2.3 million compared to the prior year period. The income tax benefit in the current year period was primarily attributable to an excess tax benefit from stock-based compensation in a foreign subsidiary.
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
As of June 30, 2025, we had $2.1 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, certificates of deposit, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, and commercial paper. As of June 30, 2025, approximately 2% of our cash, cash equivalents, and marketable securities was held outside of the United States.

On October 8, 2021, we entered into a five-year, $750.0 million, revolving loan and standby letter of credit facility agreement (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit. As of June 30, 2025, we have issued two letters of credit, one of which is denominated in a foreign currency, for an aggregate of $5.2 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.8 million. The aggregate available balance under the Revolving Credit Facility was $744.8 million as of June 30, 2025.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to maintain a minimum liquidity. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. We were in compliance with all covenants as of June 30, 2025.
On July 1, 2025, we signed a renewal of the Revolving Credit Facility, which amended and restated certain terms of the agreement. Under the amended terms of the Revolving Credit Facility (“Amended Revolving Credit Facility”), we will have access to a five-year, $500.0 million, revolving loan and standby letter of credit facility, of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. The Amended Revolving Credit Facility also includes some changes to other terms, primarily relating to interest rates and covenants, from the Revolving Credit Facility.
We believe our cash flows from operations, existing cash, cash equivalents, and marketable securities, and amounts available under our Amended Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital needs.
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$238,909	$60,449
Net cash provided by (used in) investing activities	(29,578)	(405,533)
Net cash provided by (used in) financing activities	(37,413)	411,860
Net increase (decrease) in cash, cash equivalents, and restricted cash	$171,918	$66,776
Free Cash Flow(1)	$237,425	$56,396
_________________
(1)See “Non-GAAP Financial Measures—Free Cash Flow” for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Operating Activities
Net cash provided by operating activities was $238.9 million in the six months ended June 30, 2025, resulting primarily from net income of $115.5 million in the six months ended June 30, 2025, adjustments for non-cash items, primarily related to stock-based compensation expense of $174.5 million, and an increase in accounts payable and accrued expenses and other current liabilities of $41.2 million due to the timing of payments. These amounts were partially offset by an increase in accounts receivable of $57.8 million due to the timing of cash collections and an increase in prepaid expenses and other assets of

$26.4 million. Net cash provided by operating activities was $60.4 million in the six months ended June 30, 2024, resulting primarily from adjustments for non-cash items, primarily related to stock-based compensation expense of $641.8 million, and an increase in accounts payable and accrued expenses and other current liabilities of $28.9 million due to the timing of payments. These increases were partially offset by net loss of $(585.2) million in the six months ended June 30, 2024 and an increase in prepaid expenses and other assets of $20.2 million.
Investing Activities
Net cash used in investing activities was $(29.6) million in the six months ended June 30, 2025, primarily due to additional purchases of marketable securities of $1.1 billion, partially offset by maturities and proceeds from the sale of marketable securities of $1.0 billion. Net cash used in investing activities was $(405.5) million in the six months ended June 30, 2024, primarily due to additional purchases of marketable securities of $997.5 million, partially offset by maturities of marketable securities of $596.1 million.
Financing Activities
Net cash used in financing activities was $(37.4) million in the six months ended June 30, 2025 and consisted primarily of cash payments for taxes related to net share settlement of restricted stock units of $51.9 million, partially offset by proceeds from exercises of employee stock options of $14.5 million. Net cash provided by financing activities was $411.9 million in the six months ended June 30, 2024 and consisted primarily of cash proceeds from issuance of Class A common stock in our initial public offering, net of underwriting discounts and commissions, of $600.0 million and proceeds from exercises of employee stock options of $24.9 million, partially offset by cash payments for taxes related to net share settlement of restricted stock units of $202.3 million.
Free Cash Flow
Free Cash Flow was $237.4 million for the six months ended June 30, 2025, and was composed of net cash provided by operating activities, resulting primarily from net income and adjustments for non-cash items and changes in working capital. Free Cash Flow was $56.4 million for the six months ended June 30, 2024, and was composed of net cash provided by operating activities, resulting primarily from adjustments for non-cash items and changes in working capital, partially offset by net loss. Free Cash Flow also included purchases of property and equipment of $1.5 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the increase in Free Cash Flow as compared to the prior year period was driven primarily by the increase in net income.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the six months ended June 30, 2025, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Annual Report.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $734.1 million and $562.1 million as of June 30, 2025 and December 31, 2024, respectively. We had marketable securities of $1.3 billion as of June 30, 2025 and December 31, 2024. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, certificates of deposit, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three and six months ended June 30, 2025 and 2024, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three and six months ended June 30, 2025 and 2024, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three and six months ended June 30, 2025 and 2024, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
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
The absolute number of our DAUq and our DAUq growth rate has decreased in the past and may fluctuate or decrease in one or more markets from time to time due to various factors, especially after periods of high growth, such as we have experienced. For example, although we saw increased growth in our user base during the COVID-19 pandemic, we experienced lower levels of DAUq growth and declining DAUq as the effects of the COVID-19 pandemic subsided. DAUq has also declined in the past in periods following usage peaks surrounding certain worldwide events, such as the onset of the conflict between Russia and Ukraine in the three months ended March 31, 2022, and cultural trends, including video game releases, such as Elden Ring in the three months ended March 31, 2022, and traffic related to r/ wallstreetbets in the three months ended March 31, 2021. These usage peaks are driven by external factors that are outside of our control. Accordingly, such growth may not be repeatable and we may experience declines in DAUq in the future in similar circumstances. DAUq has also been volatile during community responses to domestic and international social unrest as well as in response to actions by us. For example, we saw increased growth in our user base in the three months ended December 31, 2023, which may have been driven in part by performance improvements in our product and possibly by migration of usage from certain third-party applications in response to changes in our application program interface (“API”) terms and policies. Such growth may not be sustainable. In the three months ended June 30, 2025, logged-out DAUq comprised 55% of global DAUq. Logged-out users typically come to Reddit via search engines, spend less time on the site, and do not monetize at the same rate as logged-in users. Furthermore, we anticipate that our DAUq growth rate will slow over time as the absolute number of our DAUq increases. To the extent our DAUq growth rate slows or becomes negative, our success will increasingly depend on our ability to increase levels of engagement and monetization on our platform, including the level at which users visiting us from search traffic become more frequent users of our platform.
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
•there are Redditor concerns related to privacy and communication, safety, security, or other factors or changes to our platform or policies that are not well received by Redditors;
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
Our success depends on our ability to provide users of our products and services with valuable content, which in turn depends on the content contributed by Redditors. We seek to foster a broad and engaged Redditor community. If Redditors do not continue to contribute content and otherwise engage with our platform, and we are unable to provide Redditors with valuable and timely content, our user base and their engagement may decline. A large portion of the content on our platform comes from a small number of Redditors contributing to communities (which are also known as subreddits). If prolific Redditors do not continue to contribute content and otherwise engage with our platform, or decide to leave our platform and encourage other Redditors to follow them to a new platform, our user base and their engagement may decline. Our platform may also be used by third parties to disseminate abusive or other harmful content in violation of our terms and applicable law. We may not proactively discover or quickly respond to such content once alerted to it due to our scale and the limitations of existing technology and operational infrastructure. If we are unable to successfully prevent or detect and timely address abusive or other harmful behavior on our platform, our user base and their engagement may decline. Additionally, in keeping with our mission to empower communities and make their knowledge accessible to everyone, our site-wide content policy is designed to be protective, but not intrusive. If Redditors perceive the content available on Reddit to be offensive, inappropriate, hostile, or otherwise objectionable, we may experience a decline in user activity generally, or among certain demographics. We generate a majority of our revenue from the sale of advertising services. If we experience a decline in the number of Redditors, or a decrease in Redditor growth rate or engagement, including as a result of a lack of valuable or appealing content, or the loss of influential Redditors or subreddits, advertisers may not view our products and services as attractive for their marketing expenditures, and may reduce their spending with us, which would harm our reputation, business, results of operations, financial condition, and prospects.
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
Although we had net income for the three months ended September 30, 2024 and every quarter since, we have previously incurred net losses since our inception, and we may incur net losses again in the future. We incurred net loss of $(484.3) million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $(1.1) billion. We also expect our costs and expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our costs and expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected.
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
•changes in governmental or other regulations affecting our business or adverse litigation judgments and related compliance costs, fines, or litigation- and dispute-related costs; and
•other risks described in this Quarterly Report on Form 10-Q.
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
•adverse legal developments relating to advertising, like advertising technologies or advertising effectiveness measurement tools, including legislative and regulatory developments, and developments in litigation; and
•other risks described in this Quarterly Report on Form 10-Q.
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
Redditors who volunteer to be moderators of Reddit communities are an important part of our business’s ecosystem. Each community relies on one or more moderators who not only review content but also define and enforce community rules. Our business relies on moderators to engage in good faith and to manage their subreddits in a manner that meets the needs of the subreddit’s members. Our approach to content moderation depends on the activities of the moderators to protect the experiences of the members of their communities. Our approach requires that moderators be sufficiently active in their moderation activities, depending on the size and scale of their communities. For the larger communities, the need for moderators can be significant, requiring ever-increasing numbers of moderators willing to volunteer their time to effectively scale with the size of the community. In addition, the enforcement demands placed on moderators can increase dramatically on short notice if traffic to a particular subreddit increases due to current events or trends, for example, r/ wallstreetbets, or if a community is subject to coordinated spam or abuse campaigns, despite the availability of tools and the efforts of our employees who oversee and enforce site-wide rules. As communities grow, it can become more and more challenging for communities to find qualified people willing to act as moderators.
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
Developing and improving these tools may require significant time and resources and additional investment, and in some cases we rely on third parties to provide data and technology needed to provide certain measurements or other functions to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools are not reliable, difficult to use, or otherwise unsatisfactory to our advertisers, or the results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.
In addition, web and mobile browser developers, such as Apple, Microsoft, and Google, have implemented, and may continue to implement, changes in their browser or device operating systems that impair our ability to measure traffic in general and, in particular, the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies, such as Apple’s launch of its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. They also include Apple’s App Tracking Transparency framework which imposes additional user permissions for certain types of user tracking. Even in situations where we do not engage in the type of user tracking that is the target of such changes, these restrictions and evolving privacy regulations requiring us or our advertisers to obtain user consent prior to the use of cookies or other tracking technologies, nevertheless may make it more difficult for us to measure our traffic in general, and, in particular, impair or limit our advertising attribution and conversion capabilities. Such restrictions, in combination with evolving legal and regulatory requirements, may impede our ability to attract and retain advertisers who rely on access to such data.
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
Furthermore, our CSPs have discretion to change and interpret their terms of service and other policies with respect to us, including on contract renewal, and those actions may be unfavorable to our business operations. Our CSPs may also take actions beyond our control that could seriously harm our business, including discontinuing or limiting our access to one or more cloud services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether (which they may be able to do for their convenience), or altering how we are able to process data in a way that is unfavorable or costly to us. If our arrangements with either of our CSPs were terminated, we could experience interruptions on our platform and in our ability to make our content available to users, as well as delays and additional expenses in arranging for alternative cloud infrastructure services. Such a transition may require technical changes to our platform, including, but not limited to, our cloud service infrastructure which was designed to run on our CSPs. Making such changes could be costly in terms of time and financial resources and could adversely affect our business, results of operations, financial condition, and prospects.
Further, a significant natural disaster or other catastrophic event, such as an earthquake, fire, flood, power outage, telecommunications failure, cyberattack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, pandemic or other public health crisis, such as the COVID-19 pandemic, or other catastrophic occurrence could adversely affect our business, results of operations, financial condition, and prospects. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Furthermore, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflict between Russia and Ukraine, the escalation of conflict in the Middle East, or tariffs or other trade restrictions by the United States and other countries, could have a broader impact that expands into other markets where we do business, which could adversely affect our business, vendors, partners, Redditors, or the economy as a whole. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services or disruptions in our activities or the activities of our vendors, partners, Redditors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, results of operations, financial condition, and prospects.
If we fail to detect attempts to manipulate our platform, including fraudulent activity within our advertising systems, Redditors and our advertisers could lose confidence in us, thereby damaging our reputation and deterring usage of our products and services.
We are exposed to a variety of forms of problematic activity across our platform, including sophisticated attempts by bad actors to manipulate our systems to generate traffic that may not represent genuine Redditor interest or intent. For example, an attacker may attempt to automate the activities of an account or multiple accounts using a “bot” so as to mimic authentic user activity, such as posting, commenting, voting, or clicking and engaging with advertisements. This sort of manipulation can result in the promotion of inauthentic, low-quality content that is false, misleading, illegal, or undesirable. Such manipulation can also be more difficult to detect due to the use of emerging technologies, including AI and LLM models, by bad actors. It can also degrade the quality of our services and can also undermine the operation of our monetization systems, including our advertising systems, resulting in incorrect counting and charging of advertising partners.
While we invest in efforts to detect and prevent inauthentic content or invalid traffic, including investments in proprietary technologies to detect and address content and vote manipulation, we may be unable to adequately detect and prevent such abuses. If we fail to detect and prevent such abuse, it could hurt our reputation for authentic engagement and reduce use of our platform, harming our business, results of operations, financial condition, and prospects. Advertisers may seek refunds or credit for activity that they deem inauthentic. Even where we are able to detect fraudulent activity, this may result in a need to provide retroactive refunds or credits for historical inauthentic activity, further harming our business, results of operations, financial condition, and prospects.
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
The licensing of content for machine learning and AI training purposes is a novel business model without an established track record, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on this opportunity. Although we have negotiated content licensing agreements with a number of partners that are medium-term in length, to date, substantially all of the contract value associated with our licensing revenue is derived from two of our partners, and these arrangements may not be renewed, or they may be renewed based on less favorable terms, such as using fewer services at lower pricing. Our content licensing agreements are subject to terms and conditions, including API performance requirements, that we may be unable to meet. In addition, our existing content licensing agreements may be terminated, not renewed, or renewed on less favorable terms. The commercial market for LLMs may not develop or may be limited by regulation or other factors, and accordingly, the value of content for AI training purposes may be reduced over time, and we may also not be able to secure arrangements on similar terms, or at all, with any other licensees. While our content licensing arrangements include protections against abuse and misuse of Reddit content, we may be unable to adequately control the misbehavior of partners or adequately protect our reputation externally and with respect to our communities.
Moreover, some companies have and may continue to decline to license Reddit content and use such content without license given its open nature, even if in violation of the legal terms governing our services. For example, some companies have constructed very large commercial language models using Reddit content without entering into a license agreement with us. While we have commenced litigation and will continue to vigorously enforce against such entities, such enforcement activities could take years to resolve, result in substantial expense and divert management’s attention and other resources, and we may not ultimately be successful.
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
Further, we have filed trademark and patent applications to protect certain of our technology and intellectual property. There can be no assurance that each of our applications will result in the issuance of a registered trademark or a registered patent or that each resulting registration will be maintained. Even if issued, there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology and use information that we consider proprietary. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert that our technology infringes their patents and seek a licensing fee from us or otherwise exclude us from using our technology. We have acquired, and may in the future acquire, additional patents or patent portfolios, license patents from third parties, or agree to license the use of our patents to third parties, which could require significant cash expenditures. Any additional investment in protecting our intellectual property through additional copyright, trademark, patent, or other intellectual property filings could be expensive or time-consuming. We may not be able to obtain protection for our technology and, even if we are successful in obtaining effective copyright, trademark, and patent protection, it is expensive to maintain these rights, both in terms of application and maintenance costs, and the time and cost required to defend our rights could be substantial.
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
We have and may in the future, be subject to claims that we violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could adversely affect our business, results of operations, financial condition, and prospects.
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we have been and may in the future be, involved in lawsuits and other disputes alleging that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties. We may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation, or violation. For example, the continued use of any AI technologies in our products and services may give rise to risks related to intellectual property infringement. Additionally, companies in the technology industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, we have received, and may in the future receive, more intellectual property claims against us. In addition, various “non-practicing entities,” and other intellectual property rights holders have asserted and may attempt to assert in the future, intellectual property claims against us and have sought, and may attempt to seek in the future, to monetize the intellectual property rights they own to extract value through licensing arrangements or other settlements or litigation.
We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not adversely affect our business, results of operations, financial condition, or prospects. We have incurred and may in the future incur, expenses associated with litigation and settlement costs arising out of allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties. Any such claims or litigation, even those without merit and regardless of the outcome, could cause us to incur significant expenses, and, if successfully asserted against us, could require that we pay substantial costs or damages, pay significant ongoing royalty payments, pay settlement or licensing fees, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds or re-designs, impose other unfavorable terms, distract management from our business, or satisfy indemnification obligations.
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
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented legislation and regulations imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, legislation in Germany and India has resulted and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Moreover, a recent ruling by Brazil’s Supreme Federal Court regarding the responsibility of online platforms for user-generated content introduces similar legal and compliance risks. Content-related legislation and regulations also have required us and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the EU Directive on Copyright in the Digital Single Market expands online platform liability for copyright infringement and regulates certain uses of news content online. In addition, the European Union (the “EU”) revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states were required to implement into national law by December 2020. An Irish regulator has previously designated Reddit as a video-sharing platform service under Ireland’s Online Safety and Media Regulation Act (the “Media Regulation Act”), implementing their version of the directive; while this designation has been rescinded on jurisdictional grounds, other EU regulators may designate us as a video-sharing platform service under similar directives in the future. The expansion and complexity of laws and regulations like the Online Safety Acts in the United Kingdom (the “UK”) and Australia, the EU ePrivacy Directive, the EU Digital Services Act, and others across the globe may increase our compliance costs and require changes to our processes and operations. Further, there are regulations aimed at limiting minors’ access to online content, including adult content, or otherwise governing their treatment by online platforms, such as the Online Safety Acts in the UK and Australia. These regulations have and could continue to prevent us from making our services available to certain users in certain jurisdictions, increase our costs of operations, and introduce technological challenges (such as requiring development and implementation of age collection and age or identity verification systems and parental controls), all of which could adversely affect our business, results of operations, financial condition, and prospects.
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
We also expect increasing legal complexity and uncertainty regarding how and under what circumstances we can transfer, process, or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. These various developments in relation to international personal data transfers require us to implement new or revised documentation and processes, within the relevant time frames, and are subject to ongoing scrutiny and potential future challenge, leading to additional costs and increasing our overall risk exposure. For example, for data transfers to the United States, the European Commission has adopted an adequacy decision for entities self-certified under the new EU-U.S. Data Privacy Framework (“DPF”). The DPF does not apply to the UK, and in October 2023, a UK-U.S. Data Bridge came into force to facilitate transfers of personal data from the UK to the United States. In addition, the other bases upon which we rely to transfer such data, such as Standard Contractual Clauses (“SCCs”), have been subjected to regulatory and judicial scrutiny. The Court of Justice of the EU ruled in July 2020 that reliance on the SCCs alone may not necessarily be sufficient in all circumstances and transfers must be assessed on a case-by-case basis. In June 2021, the European Commission published revised SCCs for data transfers from the EU, but there is some uncertainty around whether the revised SCCs can be relied on for data transfers to non-EU entities subject to the GDPR. The European Commission has stated an intention to publish a new set of SCCs applicable to such transfers to non-EU entities subject to the GDPR. The UK ICO has published its own International Data Transfer Agreement and the International Data Transfer Addendum to the SCCs (the “IDTA”), which came into force in March 2022. If the DPF is invalidated in the future and we are unable to continue to rely on SCCs and the IDTA or validly rely upon other alternative means of data transfers from the EU and the UK to the United States, we may suffer additional costs, complaints or regulatory investigations, inquiries, or fines, and we may be unable to operate material portions of our business in the EU or the UK, and/or stop using certain tools and vendors and make other operational changes, which would harm our business, results of operations, financial condition, and prospects.
There are a number of legislative proposals or recently enacted or evolving laws in the United States, at both the federal and state level, and in the EU and the UK that could impose new obligations or limitations in areas affecting our business. In the EU and the UK, regulators are increasingly focusing on compliance with requirements directed towards the protection of children’s data online. For example, the UK ICO is conducting an investigation regarding Reddit’s use of age assurance measures and compliance with the UK GDPR. Further, EU national laws that implement the ePrivacy Directive (Directive 2002/58/EC concerning the processing of personal data and the protection of privacy in the electronic communications sector) may be replaced by separate, more targeted regulations, which may alter rules on tracking technologies, impose burdensome requirements surrounding obtaining consent and significantly increase fines for non-compliance. If regulators start to enforce an increasingly strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.
From time to time, governments, regulators, and other third parties have and may in the future, reach out to ask questions or express concerns about whether our products, services, or practices compromise the privacy or data protection rights of Redditors and others. While we strive to comply with applicable laws, rules, and regulations relating to privacy, data protection, and data security, our privacy policies, and other obligations we may have with respect to privacy, data protection, and data security, the failure or perceived failure to comply with such obligations may result in investigations, inquiries, and other proceedings or actions against us by governments, regulators, or other third parties. Additionally, we are currently and may in the future become, involved in data privacy-related litigation or other disputes. A number of proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business and operations.
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
We are, and may become in the future, party to various lawsuits and claims arising in the normal course of business, which may include putative class action suits or other lawsuits or claims relating to privacy and other regulatory matters, user consent, intellectual property and/or open source software, customer matters, our marketing and sales practices, content on our site, contracts, employment matters, or other aspects of our business. For a description of such material litigation, see Note 10—Commitments and Contingencies—Legal Matters and Indemnifications to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Such lawsuits have in the past and may in the future result in us incurring significant expenses in settlement and litigation costs. Any negative outcome from any such lawsuits or claims could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices and, accordingly, our business, results of operations, financial condition, or prospects could be adversely affected. There can be no assurances that a favorable final outcome will be obtained in all our cases, and any lawsuit, even defending unmerited claims, is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, results of operations, financial condition, and prospects.
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
In October 2021, we entered into a five-year, $750.0 million revolving credit facility by and among us and certain lenders to fund working capital and general corporate purpose expenditures, which was further amended in May 2023. In July 2025, we renewed and amended this revolving credit facility for $500.0 million accessible through July 1, 2030 (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our capital stock or the capital stock of our subsidiaries, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum leverage ratio. The obligations under the Amended Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets.
Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants could result in a default under the Amended Revolving Credit Facility. Such a default could permit lenders to accelerate the maturity of outstanding amounts under our Amended Revolving Credit Facility, if any, which in turn could result in material adverse consequences that negatively impact our business, the market price for our Class A common stock, and our ability to obtain other financing in the future. In addition, our Amended Revolving Credit Facility’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of us and stockholders.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from political instability, regional conflicts around the world, war or incidents of terrorism, or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Moreover, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We are currently subject to stockholder litigation, as described in Note 10—Commitments and Contingencies—Legal Matters and Indemnifications to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and may be subject to additional such cases in the future. Securities litigation against us could result in substantial costs and divert our management’s attention and resources from our business.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our board of directors, entered into a voting agreement with each of (i) Advance Magazine Publishers Inc. ("Advance") and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. We estimate as of June 30, 2025, pursuant to such voting agreements, Mr. Huffman was entitled to vote shares representing approximately 74% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the board of directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2025, we had 131,962,529 shares of Class A common stock outstanding, 55,112,126 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
Certain stockholders owning shares of our common stock are entitled, under our amended and restated investors’ rights agreement, to certain rights with respect to the registration of their Class A common stock, including shares of Class A common stock issuable upon conversion of shares of Class B common stock under the Securities Act of 1933 as amended, (the “Securities Act”). Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Further, as of June 30, 2025, we had 11,865,483 options outstanding that, if fully exercised, would result in the issuance of 10,136,166 shares of Class A common stock and 1,729,317 shares of Class B common stock, as well as 7,092,011 shares of Class A common stock and 523,340 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
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
We have never declared or paid any cash dividends on shares of our capital stock and we do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our Amended Revolving Credit Facility. Accordingly, investors must for the foreseeable future rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
None.
(b)
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, the directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) listed below adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:
On May 9, 2025, our Chief Technology Officer, Christopher Slowe, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 350,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 20, 2026.
On May 16, 2025, our Chief Operating Officer, Jennifer Wong, individually and through a trust for which she is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 714,656 shares of our Class A common stock. The actual number of shares subject to the Rule 10b5-1 trading arrangement is expected to be different due to our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 19, 2026.
On May 19, 2025, our Chief Executive Officer and Director, Steven Huffman, through a trust for which he is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 450,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 31, 2026. As of June 30, 2025, the shares subject to Mr. Huffman’s trading plan represent 4.44% of his outstanding common stock and equity awards.

On June 3, 2025, our Chief Financial Officer, Andrew Vollero, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 30,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or November 14, 2025.

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

REDDIT, INC.

Dated: July 31, 2025	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)