Form 10-Q
period 2025-09-30
Reddit, Inc.
filed 2025-10-31
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2025, the registrant had outstanding 137,824,835 shares of Class A common stock, 51,670,930 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.0001.

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

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$911,653	$562,092
Marketable securities	1,314,170	1,278,717
Accounts receivable, net	487,634	349,534
Prepaid expenses and other current assets	56,122	33,058
Total current assets	2,769,579	2,223,401
Property and equipment, net	12,936	12,652
Operating lease right-of-use assets, net	22,469	23,249
Intangible assets, net	18,000	25,424
Goodwill	42,174	42,174
Other noncurrent assets	11,218	9,695
Total assets	$2,876,376	$2,336,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$73,053	$45,423
Operating lease liabilities	6,872	6,137
Accrued expenses and other current liabilities	148,400	124,464
Total current liabilities	228,325	176,024
Operating lease liabilities, noncurrent	18,162	20,565
Other noncurrent liabilities	19,226	9,257
Total liabilities	265,713	205,846
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 136,805,474 and 125,001,880 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14	12
Class B common stock, par value $0.0001 per share; 140,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 52,576,130 and 55,314,099 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Class C common stock, par value $0.0001 per share; 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	3,529,552	3,331,546
Accumulated other comprehensive income (loss)	3,812	24
Accumulated deficit	(922,720)	(1,200,838)
Total stockholders’ equity (deficit)	2,610,663	2,130,749
Total liabilities and stockholders’ equity (deficit)	$2,876,376	$2,336,595
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$584,911	$348,351	$1,476,899	$872,498
Costs and expenses:
Cost of revenue	52,509	34,633	135,498	91,750
Research and development	196,379	166,701	584,260	746,508
Sales and marketing	128,707	74,510	340,011	270,063
General and administrative	68,774	65,653	206,974	377,617
Total costs and expenses	446,369	341,497	1,266,743	1,485,938
Income (loss) from operations	138,542	6,854	210,156	(613,440)
Other income (expense), net	22,035	22,968	63,716	58,246
Income (loss) before income taxes	160,577	29,822	273,872	(555,194)
Income tax expense (benefit)	(2,086)	(31)	(4,246)	118
Net income (loss)	$162,663	$29,853	$278,118	$(555,312)
Net income (loss) per share attributable to Class A and Class B common stock (Note 4)
Basic	$0.87	$0.18	$1.50	$(4.12)
Diluted	$0.80	$0.16	$1.38	$(4.12)
Weighted-average shares of Class A and Class B common stock used to compute net income (loss) per share attributable to common stockholders
Basic	188,041,632	169,169,922	185,178,360	134,723,892
Diluted	202,727,809	192,322,916	201,659,094	134,723,892
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$162,663	$29,853	$278,118	$(555,312)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	825	4,674	1,010	2,874
Change in foreign currency translation adjustment	(740)	480	2,778	462
Net comprehensive income (loss)	$162,748	$35,007	$281,906	$(551,976)
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Three months ended September 30, 2024
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	62,479,462	$6	103,154,629	$11	$3,196,549	$(1,004)	$(1,301,727)	$1,893,835
Issuance of common stock upon exercise of stock options, net	4,584,780	—	2,254,457	—	38,001	—	—	38,001
Issuance of common stock upon settlement of restricted stock units, net	1,165,940	—	323,669	—	(66,798)	—	—	(66,798)
Conversion of Class B common stock to Class A common stock	48,491,492	6	(48,491,492)	(6)	—	—	—	—
Issuance of Class A common stock in connection with acquisitions	191,821	—	—	—	2,786	—	—	2,786
Stock-based compensation expense	—	—	—	—	74,758	—	—	74,758
Vesting of early exercised stock options	—	—	—	—	19	—	—	19
Net income (loss)	—	—	—	—	—	—	29,853	29,853
Change in other comprehensive income (loss)	—	—	—	—	—	5,154	—	5,154
Balance as of September 30, 2024	116,913,495	$12	57,241,263	$5	$3,245,315	$4,150	$(1,271,874)	$1,977,608

	Three months ended September 30, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	131,962,529	$13	55,112,126	$5	$3,468,618	$3,727	$(1,085,383)	$2,386,980
Issuance of common stock upon exercise of stock options, net	501,340	1	95,506	—	6,013	—	—	6,014
Issuance of common stock upon settlement of restricted stock units, net	1,675,601	—	34,502	—	(28,597)	—	—	(28,597)
Conversion of Class B common stock to Class A common stock	2,666,004	—	(2,666,004)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	83,518	—	—	83,518
Net income (loss)	—	—	—	—	—	—	162,663	162,663
Change in other comprehensive income (loss)	—	—	—	—	—	85	—	85
Balance as of September 30, 2025	136,805,474	$14	52,576,130	$5	$3,529,552	$3,812	$(922,720)	$2,610,663

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2024
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	73,021,449	$1,853,492	7,099,700	$—	53,904,204	$6	$302,820	$814	$(716,562)	$(412,922)
Issuance of common stock upon exercise of stock options, net	—	—	7,978,918	—	3,068,105	—	62,933	—	—	62,933
Issuance of common stock upon settlement of restricted stock units, net	—	—	9,328,868	1	985,166	—	(269,651)	—	—	(269,650)
Conversion of Class B common stock to Class A common stock	—	—	68,633,644	8	(68,633,644)	(8)	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(73,021,449)	(1,853,492)	5,104,017	1	67,917,432	7	1,853,486	—	—	1,853,494
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	18,576,527	2	—	—	576,266	—	—	576,268
Issuance of Class A common stock in connection with acquisitions	—	—	191,821	—	—	—	2,786	—	—	2,786
Stock-based compensation expense	—	—	—	—	—	—	716,532	—	—	716,532
Vesting of early exercised stock options	—	—	—	—	—	—	143	—	—	143
Net income (loss)	—	—	—	—	—	—	—	—	(555,312)	(555,312)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	3,336	—	3,336
Balance as of September 30, 2024	—	$—	116,913,495	$12	57,241,263	$5	$3,245,315	$4,150	$(1,271,874)	$1,977,608

	Nine months ended September 30, 2025
	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	—	$—	125,001,880	$12	55,314,099	$5	$3,331,546	$24	$(1,200,838)	$2,130,749
Issuance of common stock upon exercise of stock options, net	—	—	1,864,814	1	1,551,956	—	20,500	—	—	20,501
Issuance of common stock upon settlement of restricted stock units, net	—	—	5,579,851	1	69,004	—	(80,496)	—	—	(80,495)
Conversion of Class B common stock to Class A common stock	—	—	4,358,929	—	(4,358,929)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	258,002	—	—	258,002
Net income (loss)	—	—	—	—	—	—	—	—	278,118	278,118
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	3,788	—	3,788
Balance as of September 30, 2025	—	$—	136,805,474	$14	52,576,130	$5	$3,529,552	$3,812	$(922,720)	$2,610,663

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash flows from operating activities
Net income (loss)	$162,663	$29,853	$278,118	$(555,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,900	3,969	11,797	11,482
Non-cash operating lease cost	1,537	1,453	4,519	4,041
Amortization of premium (accretion of discount) on marketable securities, net	(6,779)	(12,393)	(22,354)	(31,884)
Stock-based compensation expense	83,518	74,758	258,002	716,532
Other adjustments	709	(4,665)	668	(4,039)
Changes in operating assets and liabilities:
Accounts receivable	(80,997)	(44,108)	(138,754)	(38,914)
Prepaid expenses and other assets	2,934	8,416	(23,424)	(11,766)
Operating lease right-of-use assets and liabilities	(2,038)	(1,378)	(5,407)	(2,688)
Accounts payable	7,995	442	26,940	16,484
Accrued expenses and other liabilities	11,717	15,275	33,963	28,135
Net cash provided by (used in) operating activities	$185,159	$71,622	$424,068	$132,071
Cash flows from investing activities
Purchases of property and equipment	(2,058)	(1,353)	(3,542)	(5,406)
Purchases of marketable securities	(544,101)	(428,225)	(1,605,404)	(1,425,737)
Maturities of marketable securities	563,460	447,302	1,581,054	1,043,361
Proceeds from sale of marketable securities	—	—	12,372	—
Cash paid for acquisitions, net of cash acquired	—	(17,137)	—	(17,137)
Other investing activities	(788)	7,356	2,455	7,329
Net cash provided by (used in) investing activities	$16,513	$7,943	$(13,065)	$(397,590)
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	—	—	—	600,022
Proceeds from exercise of employee stock options	6,013	38,001	20,500	62,933
Taxes paid related to net share settlement of restricted stock units	(28,595)	(65,800)	(80,495)	(268,106)
Payments of initial public offering costs	—	(2,162)	—	(8,500)
Other financing activities	(1,497)	(1,661)	(1,497)	(6,111)
Net cash provided by (used in) financing activities	$(24,079)	$(31,622)	$(61,492)	$380,238
Net increase (decrease) in cash, cash equivalents, and restricted cash	177,593	47,943	349,511	114,719
Cash, cash equivalents, and restricted cash at the beginning of the period	734,060	468,002	562,142	401,226
Cash, cash equivalents, and restricted cash at the end of the period	$911,653	$515,945	$911,653	$515,945
Cash and cash equivalents	$911,653	$515,895	$911,653	$515,895
Restricted cash	—	50	—	50
Total cash, cash equivalents, and restricted cash	$911,653	$515,945	$911,653	$515,945
Supplemental disclosure of noncash financing and investing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$—	$1,853,492
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$—	$—	$23,754
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
Functional Currency
Generally, the U.S. dollar is the functional currency for our subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. For those foreign subsidiaries where the local currency is the functional currency, we translate the financial statements to U.S. dollars at exchange rates at the balance sheet date for assets and liabilities and at monthly average exchange rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Net foreign exchange gains and losses were not material for the three and nine months ended September 30, 2025 and 2024.

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which aims to modernize the accounting for internal-use software costs to better align with current software development practices by removing references to prescriptive software development stages and establishing a new principle for when to begin capitalizing such costs. The standard is effective for us beginning January 1, 2028. We are currently evaluating the impact the adoption will have on our consolidated financial statements.
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Advertising revenue	$549,342	$315,104	$1,372,757	$790,911
Other revenue	35,569	33,247	104,142	81,587
Total revenue	$584,911	$348,351	$1,476,899	$872,498
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
United States	$479,576	$287,937	$1,202,270	$715,809
Rest of world(1)	105,335	60,414	274,629	156,689
Total revenue	$584,911	$348,351	$1,476,899	$872,498
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three and nine months ended September 30, 2025 and 2024.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Deferred revenue was $20.4 million and $14.9 million as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, revenue recognized from the deferred revenue balance at the beginning of the period was $14.7 million. For the nine months ended September 30, 2024, revenue recognized from the deferred revenue balance at the beginning of the period was not material.
As of September 30, 2025, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year was $173.1 million. This amount consists primarily of long-term content licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $30.8 million in the remainder of 2025, $118.1 million in 2026, and $24.2 million in 2027.
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
In connection with our IPO, our Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, and Series F preferred stock converted on a one-to-one basis into 67,917,432 shares of Class B common stock, and our Series F-1 preferred stock converted on a one-to-one basis into 5,104,017 shares of Class A common stock. For the nine months ended September 30, 2024, these shares are weighted in the denominator of net income (loss) per share for Class A and Class B common stock for the portion of the time outstanding subsequent to our IPO.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stock:

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$116,948	$45,715	$16,782	$13,071	$196,456	$81,662	$(214,623)	$(340,689)
Denominator:
Basic weighted-average common shares outstanding	135,194,587	52,847,045	95,100,497	74,069,425	130,805,447	54,372,913	52,069,654	82,654,238
Basic income (loss) per share attributable to common stockholders	$0.87	$0.87	$0.18	$0.18	$1.50	$1.50	$(4.12)	$(4.12)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$120,260	$42,403	$18,356	$11,497	$203,130	$74,988	$(214,623)	$(340,689)
Denominator:
Basic weighted-average common shares outstanding	135,194,587	52,847,045	95,100,497	74,069,425	130,805,447	54,372,913	52,069,654	82,654,238
Weighted-average effect of dilutive potential common stock	14,686,177	—	23,152,994	—	16,480,734	—	—	—
Shares used in computation of diluted net income (loss) per share attributable to common stockholders	149,880,764	52,847,045	118,253,491	74,069,425	147,286,181	54,372,913	52,069,654	82,654,238
Diluted net income (loss) per share attributable to common stockholders	$0.80	$0.80	$0.16	$0.16	$1.38	$1.38	$(4.12)	$(4.12)
The following outstanding potentially dilutive shares, including stock options that have been exercised prior to vesting, were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Stock options	—	—	2,968,360	—	—	—	14,503,023	4,155,917
Unvested RSUs and RSAs	199,289	—	197,162	—	199,289	—	13,193,757	635,484
	199,289	—	3,165,522	—	199,289	—	27,696,780	4,791,401
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
The following tables sets forth our financial assets that are measured at fair value on a recurring basis:

		September 30, 2025
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$781,814	$—	$—	$781,814
U.S. treasury securities	Level 1	10,427	1	—	10,428
Commercial paper	Level 2	19,929	2	—	19,931
Certificates of deposit	Level 2	25,680	—	—	25,680
Marketable securities:
U.S. treasury securities	Level 1	539,741	1,086	(25)	540,802
U.S. agency bonds	Level 2	287,524	229	(112)	287,641
Corporate bonds	Level 2	263,229	833	(51)	264,011
Commercial paper	Level 2	221,597	120	(1)	221,716
Total		$2,149,941	$2,271	$(189)	$2,152,023

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
Gross unrealized losses within accumulated other comprehensive income (loss) were immaterial as of September 30, 2025 and December 31, 2024. There were no impairment charges due to credit losses during the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025, the amortized cost of marketable securities with maturities less than one year was $809.1 million. The amortized cost of marketable securities with maturities between one and five years was $503.0 million.
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$20,027	$14,583
Other receivables	24,239	11,500
Interest receivable	8,046	4,695
Other	3,810	2,280
Total prepaid expenses and other current assets	$56,122	$33,058
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Computer equipment, furniture, and fixtures	$18,586	$15,832
Leasehold improvements	8,044	8,017
Construction-in-progress	1,175	—
Total property and equipment	27,805	23,849
Less: accumulated depreciation	(14,869)	(11,197)
Total property and equipment, net	$12,936	$12,652
Depreciation expense was immaterial for the three and nine months ended September 30, 2025 and 2024.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and benefits	$74,390	$63,441
Deferred revenue	20,319	14,805
Accrued expenses	39,360	31,817
Accrued revenue share payable and other	3,088	6,939
Other	11,243	7,462
Total accrued expenses and other current liabilities	$148,400	$124,464
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued customer incentives	$19,093	$9,100
Other	133	157
Total other noncurrent liabilities	$19,226	$9,257
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
8. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $42.2 million as of December 31, 2024. There was no change in the carrying amount of goodwill during the nine months ended September 30, 2025.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	September 30, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$29,486	$17,974	1.8
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$30,086	$17,974

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$22,051	$25,409	2.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$22,651	$25,409
Amortization expense was immaterial for the three and nine months ended September 30, 2025 and 2024.
9. Debt
Revolving Line of Credit
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of September 30, 2025, we have issued three letters of credit, two of which are denominated in a foreign currency, for an aggregate of $5.4 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.6 million. The aggregate available balance under the Revolving Credit Facility was $494.6 million as of September 30, 2025.
Under the terms of the Revolving Credit Facility, borrowings can be ABR Loans, Term Benchmark Loans, or RFR Loans. Outstanding ABR Loans bear interest at a rate equal to the greatest of (A) the Prime Rate, (B) the NYFRB Rate plus 0.5%, or (C) the Adjusted Term SOFR Rate plus 1.0% (each as defined in the Revolving Credit Facility), in each case plus 0.25%. Outstanding Term Benchmark Loans bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate, the Adjusted Term CORRA Rate, or the Adjusted AUD Rate (each as defined in the Revolving Credit Facility), as applicable, in each case plus 1.25%. Outstanding RFR Loans bear interest at a rate equal to the Adjusted Daily Simple RFR (as such term is defined in the Revolving Credit Facility) plus 1.25%. We are required to pay a quarterly commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility.
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of September 30, 2025.
10. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the nine months ended September 30, 2025, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Annual Report.
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
Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. We are not aware of any other pending matters, individually or in the aggregate, that are expected to have a material adverse impact on our results of operations, financial position, or cash flows as of September 30, 2025. Legal fees and other expenses associated with such matters are expensed as incurred.
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
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	September 30, 2025	December 31, 2024
Outstanding stock options	11,268,637	14,687,538
Outstanding RSUs	5,413,621	11,175,380
Remaining shares reserved for future issuances under the 2024 Plan	45,842,621	36,711,788
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	63,862,084	63,911,911
The remaining shares reserved for future issuance under the 2024 Plan relate to our Class A common stock.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
12. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the nine months ended September 30, 2025:

	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2024	11,344,247	$37.67
Granted	1,323,695	$129.35
Vested	(6,173,676)	$46.37
Canceled/Forfeited	(976,856)	$46.87
Unvested as of September 30, 2025	5,517,410	$53.32
As of September 30, 2025, we had RSUs and RSAs outstanding for 5,517,410 common shares, of which 5,031,452 relate to Class A common stock and 485,958 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $183.1 million as of September 30, 2025 and is expected to be recognized over a weighted-average period of 0.99 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity during the nine months ended September 30, 2025:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2024	14,687,538	$30.07	6.87	$1,958,924
Exercised	(3,416,770)	6.00
Canceled/Forfeited	(2,131)	34.34
Balance as of September 30, 2025	11,268,637	$37.36	7.29	$2,170,640
Vested as of September 30, 2025	5,480,337	$29.14	6.29	$1,100,701
Vested and expected to vest as of September 30, 2025	11,268,637	$37.36	7.29	$2,170,640
As of September 30, 2025, we had outstanding stock options for 11,268,637 common shares, of which 9,634,826 relate to Class A common stock and 1,633,811 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $90.2 million as of September 30, 2025 and is expected to be recognized over a weighted-average period of 3.24 years.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Cost of revenue	$212	$70	$633	$389
Research and development	51,635	41,343	160,908	387,801
Sales and marketing	10,883	7,451	31,219	75,116
General and administrative	20,788	25,894	65,242	253,226
Stock-based compensation expense	$83,518	$74,758	$258,002	$716,532
13. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three and nine months ended September 30, 2025 and 2024, income tax expense (benefit) was immaterial.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes changes to U.S. federal income tax law, including repealing the requirement to capitalize domestic research and experimental expenditures under the 2017 Tax Cuts and Jobs Act, and allowing for immediate expensing of these costs. Our income tax provision for the three and nine months ended September 30, 2025 reflects these changes and resulted in additional taxable losses.
We have a full valuation allowance against our United States federal and state deferred tax assets and will continue to maintain it until there is sufficient evidence to support the future utilization of these assets. Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that sufficient positive evidence may become available within the next 18 months to allow us to release a significant portion of the U.S. valuation allowance. The reversal would result in a significant income tax benefit in the period when we release it. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
14. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of September 30, 2025, Advance Magazine Publishers Inc. (“Advance”) held approximately 22% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. There have been no changes to the terms of the agreements that govern Advance’s rights as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in our Annual Report.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three and nine months ended September 30, 2025 and 2024.
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
The following table presents the calculation of segment net income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$584,911	$348,351	$1,476,899	$872,498
Adjusted cost of revenue(1)	52,297	34,563	134,865	91,361
Adjusted gross profit	532,614	313,788	1,342,034	781,137

Adjusted operating expenses(2)	296,607	219,639	824,007	637,460
Stock-based compensation and related taxes	93,565	83,326	296,074	745,635
Depreciation and amortization	3,900	3,969	11,797	11,482
Interest (income) expense, net	(22,305)	(21,155)	(63,775)	(57,543)
Income tax expense (benefit)	(2,086)	(31)	(4,246)	118
Other segment expenses(3)	270	(1,813)	59	(703)
Segment net income (loss)	$162,663	$29,853	$278,118	$(555,312)
Consolidated net income (loss)	$162,663	$29,853	$278,118	$(555,312)
________________
(1)Adjusted cost of revenue is cost of revenue adjusted for stock-based compensation and related taxes as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$52,509	$34,633	$135,498	$91,750
Less:
Stock-based compensation and related taxes	212	70	633	389
Adjusted cost of revenue	$52,297	$34,563	$134,865	$91,361
(2)Adjusted operating expenses is operating expenses (comprised of research and development, sales and marketing, and general and administrative expenses) adjusted for stock-based compensation and related taxes and depreciation and amortization as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating expenses	$393,860	$306,864	$1,131,245	$1,394,188
Less:
Stock-based compensation and related taxes	93,353	83,256	295,441	745,246
Depreciation and amortization	3,900	3,969	11,797	11,482
Adjusted operating expenses	$296,607	$219,639	$824,007	$637,460
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
Overview of Third Quarter 2025 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 116.0 million for the three months ended September 30, 2025, an increase of 19% year over year
•Average revenue per unique (“ARPU”) was $5.04 for the three months ended September 30, 2025, an increase of 41% year over year
Financial Results
•Revenue was $584.9 million for the three months ended September 30, 2025, an increase of 68% year over year
•Gross margin was 91.0% for the three months ended September 30, 2025, as compared to 90.1% in the three months ended September 30, 2024
•Operating expenses were $393.9 million for the three months ended September 30, 2025 as compared to $306.9 million in the three months ended September 30, 2024
•Net income was $162.7 million for the three months ended September 30, 2025, as compared to $29.9 million in the three months ended September 30, 2024
•Adjusted EBITDA was $236.0 million for the three months ended September 30, 2025, as compared to $94.1 million in the three months ended September 30, 2024
•Net cash provided by operating activities was $185.2 million for the three months ended September 30, 2025, as compared to $71.6 million in the three months ended September 30, 2024
•Free Cash Flow was $183.1 million for the three months ended September 30, 2025, as compared to $70.3 million in the three months ended September 30, 2024
•Cash, cash equivalents, and marketable securities were $2.2 billion as of September 30, 2025
Key Financial and Operating Metrics
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
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	27%	37%	51%	47%	39%	31%	21%	19%
Logged-in DAUq YoY Growth:	21%	27%	31%	27%	27%	23%	17%	14%

Total DAUq YoY Growth:	34%	45%	59%	51%	32%	21%	11%	7%	Total DAUq YoY Growth:	21%	30%	44%	44%	46%	41%	32%	31%
Logged-in DAUq YoY Growth:	20%	27%	32%	29%	24%	19%	12%	7%	Logged-in DAUq YoY Growth:	21%	28%	30%	26%	29%	27%	22%	19%
We assess both year over year and quarter over quarter growth of DAUq in each period.

In the three months ended September 30, 2025, global DAUq grew 19% compared to the prior year period, driven by 7% growth in DAUq in the United States and 31% growth in DAUq in the rest of world. Global DAUq grew 5% compared to the prior quarter period, driven by 3% growth in DAUq in the United States and 7% growth in DAUq in the rest of world. The growth in global DAUq in the three months ended September 30, 2025 compared to the prior year and prior quarter periods was primarily driven by product initiatives, particularly machine translation, and relatedly, third-party search engine and algorithm changes, as well as marketing.
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
Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	29%	40%	57%	53%	42%	31%	22%	21%
DAUq/WAUq:	27%	27%	27%	27%	27%	27%	27%	26%

WAUq YoY Growth:	39%	53%	68%	58%	31%	18%	8%	6%	WAUq YoY Growth:	20%	30%	48%	48%	52%	44%	35%	37%
In the three months ended September 30, 2025, global WAUq grew 21% compared to the prior year period, driven by 6% growth in WAUq in the United States and 37% growth in WAUq in the rest of world. In the three months ended September 30, 2025, global WAUq increased 7% compared to the prior quarter period, driven by 4% growth in WAUq in the United States and 9% growth in WAUq in the rest of world. For the three months ended September 30, 2025, the proportion of DAUq to WAUq was 26%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the nine months ended September 30, 2025, we recorded revenue of $1.5 billion, as compared to revenue of $0.9 billion for the nine months ended September 30, 2024, representing an increase of 69% compared to the prior year period.
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

Quarterly ARPU
(in dollars)

YoY Growth:	(2)%	8%	2%	14%	23%	23%	47%	41%
QoQ Growth:	9%	(14)%	5%	16%	18%	(14)%	25%	11%

YoY Growth:	(7)%	3%	(5)%	12%	28%	31%	59%	54%	YoY Growth:	3%	10%	17%	16%	25%	22%	40%	39%
QoQ Growth:	5%	(13)%	4%	19%	20%	(11)%	26%	15%	QoQ Growth:	18%	(18)%	13%	6%	27%	(20)%	29%	6%
During the three months ended September 30, 2025, ARPU was $5.04, an increase of 41% compared to $3.58 for the prior year period, United States ARPU was $9.04, compared to $5.88 for the prior year period, and rest of world ARPU was $1.84, compared to $1.32 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, and to a lesser extent, an increase in pricing. The increase in global ARPU compared to the prior quarter period was due primarily to an increase in advertising revenue driven by an increase in pricing, and to a lesser extent, an increase in impressions delivered.
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
The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$162,663	$29,853	$278,118	$(555,312)
Add (deduct):
Interest (income) expense, net	(22,305)	(21,155)	(63,775)	(57,543)
Income tax expense (benefit)	(2,086)	(31)	(4,246)	118
Depreciation and amortization(1)	3,900	3,969	11,797	11,482
Stock-based compensation expense and related taxes(2)	93,565	83,326	296,074	745,635
Other (income) expense, net	270	(1,813)	59	(703)
Adjusted EBITDA	$236,007	$94,149	$518,027	$143,677
________________
(1)Includes depreciation and amortization as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$2,487	$2,473	$7,537	$6,892
Sales and marketing	1,212	1,215	3,630	3,594
General and administrative	201	281	630	996
Depreciation and amortization	$3,900	$3,969	$11,797	$11,482
(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$212	$70	$633	$389
Research and development	57,670	46,022	182,486	404,445
Sales and marketing	12,936	8,805	38,309	79,786
General and administrative	22,747	28,429	74,646	261,015
Stock-based compensation expense and related taxes	$93,565	$83,326	$296,074	$745,635
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

The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$185,159	$71,622	$424,068	$132,071
Less:
Purchases of property and equipment	(2,058)	(1,353)	(3,542)	(5,406)
Free Cash Flow	$183,101	$70,269	$420,526	$126,665
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$584,911	$348,351	$236,560	68%	$1,476,899	$872,498	$604,401	69%
Net income (loss)	162,663	29,853	132,810	NM	278,118	(555,312)	833,430	NM
Adjusted EBITDA(1)	236,007	94,149	141,858	151%	518,027	143,677	374,350	NM
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
We have a full valuation allowance against our United States deferred tax assets and will continue to maintain it until there is sufficient evidence to support the future utilization of these assets. Given our recent history of generating net income in the U.S., we believe that there is a reasonable possibility that sufficient positive evidence may become available within the next 18 months to allow us to release a significant portion of the U.S. valuation allowance. The reversal would result in a significant income tax benefit in the period when we release it. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$584,911	$348,351	$1,476,899	$872,498
Costs and expenses:
Cost of revenue	52,509	34,633	135,498	91,750
Research and development	196,379	166,701	584,260	746,508
Sales and marketing	128,707	74,510	340,011	270,063
General and administrative	68,774	65,653	206,974	377,617
Total costs and expenses	446,369	341,497	1,266,743	1,485,938
Income (loss) from operations	138,542	6,854	210,156	(613,440)
Other income (expense), net	22,035	22,968	63,716	58,246
Income (loss) before income taxes	160,577	29,822	273,872	(555,194)
Income tax expense (benefit)	(2,086)	(31)	(4,246)	118
Net income (loss)	$162,663	$29,853	$278,118	$(555,312)
Adjusted EBITDA(1)	$236,007	$94,149	$518,027	$143,677
Net cash provided by (used in) operating activities	$185,159	$71,622	$424,068	$132,071
Free Cash Flow(2)	$183,101	$70,269	$420,526	$126,665
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
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	9	10	9	11
Research and development	34	48	40	86
Sales and marketing	22	21	23	31
General and administrative	12	19	14	43
Total costs and expenses	77	98	86	171
Income (loss) from operations	23	2	14	(71)
Other income (expense), net	4	7	4	7
Income (loss) before income taxes	27	9	18	(64)
Income tax expense (benefit)	0	0	0	0
Net income (loss)	27%	9%	18%	(64)%

Three and nine months ended September 30, 2025 and 2024
Revenue

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$584,911	$348,351	$236,560	68%	$1,476,899	$872,498	$604,401	69%
Revenue for the three and nine months ended September 30, 2025 increased by $236.6 million and $604.4 million, or 68% and 69%, respectively, compared to the prior year periods. The growth in revenue was due primarily to an increase in advertising revenue driven by an increase in impressions delivered and to a lesser extent, an increase in pricing. In addition, other revenue increased during the nine months ended September 30, 2025 as a result of content licensing agreements executed in 2024.
Cost of Revenue

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$52,509	$34,633	$17,876	52%	$135,498	$91,750	$43,748	48%
Cost of revenue for the three and nine months ended September 30, 2025 increased by $17.9 million and $43.7 million, or 52% and 48%, respectively, compared to the prior year periods. The increase in cost of revenue was primarily attributable to increased hosting usage to support user growth and product enhancements on our platform, as well as an increase in other services related to advertising, partially offset by lower hosting prices.
Research and Development Expenses

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$196,379	$166,701	$29,678	18%	$584,260	$746,508	$(162,248)	(22)%
Research and development expenses for the three and nine months ended September 30, 2025 increased by $29.7 million, or 18%, and decreased by $162.2 million, or 22%, compared to the prior year periods, respectively. The increase in the three months ended September 30, 2025 compared to the prior year period was driven primarily by an increase in employee-related costs, driven in part by an increase in headcount, and an increase in stock-based compensation expense. The decrease in the nine months ended September 30, 2025 compared to the prior year period was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period, partially offset by an increase in other employee-related costs in the current period.
Sales and Marketing Expenses

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$128,707	$74,510	$54,197	73%	$340,011	$270,063	$69,948	26%
Sales and marketing expenses for the three and nine months ended September 30, 2025 increased by $54.2 million and $69.9 million, or 73% and 26%, respectively, compared to the prior year periods. The increase in sales and marketing expenses in both the three and nine months ended September 30, 2025 was driven primarily by an increase in marketing expense and in employee-related costs, driven in part by an increase in headcount. In the nine months ended September 30, 2025 the increase was partially offset by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period.
General and Administrative Expenses

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$68,774	$65,653	$3,121	5%	$206,974	$377,617	$(170,643)	(45)%
General and administrative expenses for the three and nine months ended September 30, 2025 increased by $3.1 million, or 5%, and decreased by $170.6 million, or 45%, compared to the prior year periods, respectively. The decrease in the nine months ended September 30, 2025 compared to the prior year period was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity event vesting condition recognized in the prior year period.
Other Income (Expense), Net

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$22,035	$22,968	$(933)	(4)%	$63,716	$58,246	$5,470	9%
Other income (expense), net for the three and nine months ended September 30, 2025 decreased by $(0.9) million, or (4)%, and increased by $5.5 million, or 9%, compared to the prior year periods, respectively. The increase in the nine months ended September 30, 2025 compared to the prior year period was primarily due to higher interest earned on our cash and investments driven by a higher invested balance.
Income Tax Expense (Benefit)

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$(2,086)	$(31)	$(2,055)	NM	$(4,246)	$118	$(4,364)	NM
_________________
NM - Not meaningful

Income tax expense (benefit) for the three and nine months ended September 30, 2025 decreased by $2.1 million and $4.4 million compared to the prior year periods, respectively. The income tax benefit in the current year periods was primarily attributable to an excess tax benefit from stock-based compensation in a foreign subsidiary.
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
As of September 30, 2025, we had $2.2 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, certificates of deposit, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, and commercial paper. As of

September 30, 2025, approximately 2% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of September 30, 2025, we have issued three letters of credit, two of which are denominated in a foreign currency, for an aggregate of $5.4 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.6 million. The aggregate available balance under the Revolving Credit Facility was $494.6 million as of September 30, 2025.
Under the terms of the Revolving Credit Facility, borrowings can be ABR Loans, Term Benchmark Loans, or RFR Loans. Outstanding ABR Loans bear interest at a rate equal to the greatest of (A) the Prime Rate, (B) the NYFRB Rate plus 0.5%, or (C) the Adjusted Term SOFR Rate plus 1.0% (each as defined in the Revolving Credit Facility), in each case plus 0.25%. Outstanding Term Benchmark Loans bear interest at the Adjusted Term SOFR Rate, the Adjusted EURIBOR Rate, the Adjusted Term CORRA Rate, or the Adjusted AUD Rate (each as defined in the Revolving Credit Facility), as applicable, in each case plus 1.25%. Outstanding RFR Loans bear interest at a rate equal to the Adjusted Daily Simple RFR (as such term is defined in the Revolving Credit Facility) plus 1.25%. We are required to pay a quarterly commitment fee that accrues at 0.15% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility.
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of September 30, 2025.
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
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2025	2024
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$424,068	$132,071
Net cash provided by (used in) investing activities	(13,065)	(397,590)
Net cash provided by (used in) financing activities	(61,492)	380,238
Net increase (decrease) in cash, cash equivalents, and restricted cash	$349,511	$114,719
Free Cash Flow(1)	$420,526	$126,665
_________________
(1)See “Non-GAAP Financial Measures—Free Cash Flow” for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Operating Activities
Net cash provided by operating activities was $424.1 million in the nine months ended September 30, 2025, resulting primarily from net income of $278.1 million in the nine months ended September 30, 2025, adjustments for non-cash items, primarily related to stock-based compensation expense of $258.0 million, and an increase in accounts payable and accrued expenses and other current liabilities of $60.9 million due to the timing of payments. These amounts were partially offset by an increase in accounts receivable of $138.8 million due to the timing of cash collections and an increase in prepaid expenses and other assets of $23.4 million. Net cash provided by operating activities was $132.1 million in the nine months ended September 30, 2024, resulting primarily from adjustments for non-cash items, primarily related to stock-based compensation expense of $716.5 million, and an increase in accounts payable and accrued expenses and other current liabilities of $44.6 million due to the timing of payments. These increases were partially offset by net loss of $(555.3) million in the nine months ended September 30, 2024, an increase in accounts receivable of $38.9 million due to the increase in revenue, and net amortization of premium (accretion of discount) on marketable securities of $(31.9) million.
Investing Activities
Net cash used in investing activities was $(13.1) million in the nine months ended September 30, 2025, primarily due to additional purchases of marketable securities of $1.6 billion, partially offset by maturities and proceeds from the sale of marketable securities of $1.6 billion. Net cash used in investing activities was $(397.6) million in the nine months ended September 30, 2024, primarily due to additional purchases of marketable securities of $1.4 billion and cash paid for acquisitions, net of cash acquired of $17.1 million, partially offset by maturities of marketable securities of $1.0 billion.
Financing Activities
Net cash used in financing activities was $(61.5) million in the nine months ended September 30, 2025 and consisted primarily of cash payments for taxes related to net share settlement of restricted stock units of $80.5 million, partially offset by proceeds from exercises of employee stock options of $20.5 million. Net cash provided by financing activities was $380.2 million in the nine months ended September 30, 2024 and consisted primarily of cash proceeds from issuance of Class A common stock in our initial public offering, net of underwriting discounts and commissions, of $600.0 million and proceeds from exercises of employee stock options of $62.9 million, partially offset by cash payments for taxes related to net share settlement of restricted stock units of $268.1 million.
Free Cash Flow
Free Cash Flow was $420.5 million for the nine months ended September 30, 2025, and was composed of net cash provided by operating activities, resulting primarily from net income and adjustments for non-cash items and changes in working capital. Free Cash Flow was $126.7 million for the nine months ended September 30, 2024, and was composed of net cash provided by operating activities, resulting primarily from adjustments for non-cash items and changes in working capital, partially offset by net loss. Free Cash Flow also included purchases of property and equipment of $3.5 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the increase in Free Cash Flow as compared to the prior year period was driven primarily by the increase in net income.
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
Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the nine months ended September 30, 2025, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $911.7 million and $562.1 million as of September 30, 2025 and December 31, 2024, respectively. We had marketable securities of $1.3 billion as of September 30, 2025 and December 31, 2024. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, certificates of deposit, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three and nine months ended September 30, 2025 and 2024, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three and nine months ended September 30, 2025 and 2024, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk will likely become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three and nine months ended September 30, 2025 and 2024, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
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
The absolute number of our DAUq and our DAUq growth rate has decreased in the past and may fluctuate or decrease in one or more markets from time to time due to various factors, especially after periods of high growth, such as we have experienced. For example, although we saw increased growth in our user base during the COVID-19 pandemic, we experienced lower levels of DAUq growth and declining DAUq as the effects of the COVID-19 pandemic subsided. DAUq has also declined in the past in periods following usage peaks surrounding certain worldwide events, such as the onset of the conflict between Russia and Ukraine in the three months ended March 31, 2022, and cultural trends, including video game releases, such as Elden Ring in the three months ended March 31, 2022, and traffic related to r/ wallstreetbets in the three months ended March 31, 2021. These usage peaks are driven by external factors that are outside of our control. Accordingly, such growth may not be repeatable and we may experience declines in DAUq in the future in similar circumstances. DAUq has also been volatile during community responses to domestic and international social unrest as well as in response to actions by us. For example, we saw increased growth in our user base in the three months ended December 31, 2023, which may have been driven in part by performance improvements in our product and possibly by migration of usage from certain third-party applications in response to changes in our application program interface (“API”) terms and policies. Such growth may not be sustainable. In the three months ended September 30, 2025, logged-out DAUq comprised 57% of global DAUq. Logged-out users typically come to Reddit via search engines, spend less time on the site, and do not monetize at the same rate as logged-in users. Furthermore, we anticipate that our DAUq growth rate will slow over time as the absolute number of our DAUq increases. To the extent our DAUq growth rate slows or becomes negative, our success will increasingly depend on our ability to increase levels of engagement and monetization on our platform, including the level at which users visiting us from search traffic become more frequent users of our platform.
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
Although we had net income for the three months ended September 30, 2024 and every quarter since, we have previously incurred net losses since our inception, and we may incur net losses again in the future. We incurred a net loss of $(484.3) million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $(922.7) million. We also expect our costs and expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our costs and expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected.
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
We have and may in the future be subject to claims that we violated certain third-party intellectual property rights, which, even where meritless, can be costly to defend and could adversely affect our business, results of operations, financial condition, and prospects.
Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we have been and may in the future be involved in lawsuits and other disputes alleging that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties. We may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation, or violation. For example, the continued use of any AI technologies in our products and services may give rise to risks related to intellectual property infringement. Additionally, companies in the technology industry own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, we have received, and may in the future receive, more intellectual property claims against us. In addition, various “non-practicing entities,” and other intellectual property rights holders have asserted and may attempt to assert in the future, intellectual property claims against us and have sought, and may attempt to seek in the future, to monetize the intellectual property rights they own to extract value through licensing arrangements or other settlements or litigation.
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
We are subject to a variety of laws, rules, regulations, industry standards, and other legal obligations in the United States and abroad that involve matters central to our business, including those relating to content, intellectual property, rights of publicity and privacy, advertising, machine learning and AI, marketing, distribution, competition, consumer protection, protection of minors, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, blockchain, and securities laws. The laws, rules, and regulations applicable to our business are stringent, evolving, and involve matters central to our business, and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations.
We expect increasing legal complexity and uncertainty regarding the use and regulation of content made available on platforms such as ours. We have faced, currently face, and will continue to face claims and governmental scrutiny relating to information or content that is published or made available on our platform. In particular, the nature of our business exposes us to claims and governmental scrutiny related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity and privacy, personal injury torts, laws regulating hate speech or other types of content, online safety, sex trafficking, consumer protection, and breach of contract, among others. In the United States, there have been and will continue to be various U.S. Executive Branch, Congressional, and state-level efforts to regulate the content made available on platforms such as ours, and to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act. Our current protections from liability for content moderation decisions and third-party content posted on our platform in the United States could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs.
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented legislation and regulations imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, legislation in Germany and India has resulted and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Moreover, a recent ruling by Brazil’s Supreme Federal Court partially invalidated the country's pre-existing intermediary liability framework and introduced a new notice and takedown regime for a broad range of unlawful content and illegal ads, increasing legal and compliance risks in Brazil. Content-related legislation and regulations also have required us and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Union (the “EU”) Directive on Copyright in the Digital Single Market expands online platform liability for copyright infringement and regulates certain uses of news content online. In addition, the EU revised the European Audiovisual Media Service Directive to apply to online video-sharing platforms, which member states were required to implement into national law by December 2020. An Irish regulator previously designated Reddit as a video-sharing platform service under Ireland’s Online Safety and Media Regulation Act (the “Media

Regulation Act”), implementing their version of the directive; while this designation has been rescinded on jurisdictional grounds, other EU regulators may designate us as a video-sharing platform service under similar directives in the future. The expansion and complexity of laws and regulations like the Online Safety Acts in the United Kingdom (the “UK”) and Australia, the EU ePrivacy Directive, the EU Digital Services Act, and others across the globe may increase our compliance costs and require changes to our processes and operations. Further, there are regulations aimed at limiting minors’ access to online content, including adult content, or otherwise governing their treatment by online platforms, such as the Online Safety Acts in the UK and Australia, the Social Media Minimum Age law in Australia, and the Digital Majority Act in France. These regulations have and could continue to prevent us from making our services available to certain users in certain jurisdictions, increase our costs of operations, and introduce technological challenges (such as requiring development and implementation of age collection and age or identity verification systems and parental controls), all of which could adversely affect our business, results of operations, financial condition, and prospects.
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
We also continue to pursue new business initiatives to empower communities through new technologies, including machine learning and AI. Although we announced plans to sunset the Reddit Collectible Avatars Creator Program in November 2025, we have previously pursued and may in the future pursue blockchain technology and non-fungible token (“NFT”) standards. These initiatives and technologies are subject to complex and rapidly evolving laws and regulations, and governments and regulatory authorities may disagree with our risk-based judgments about how these laws and regulations apply to our business initiatives, or may enact, interpret, or apply laws and regulations that are inconsistent across jurisdictions. In addition, future legal and regulatory developments related to machine learning and AI, blockchain technology, and NFT standards may negatively impact demand for, and our ability to offer, products and services related to these new technologies. They may also increase our compliance and litigation costs, cause us to change our business practices, and harm our business, results of operations, financial condition, and prospects. To support our business initiatives relying on blockchain technology and NFT standards, including Reddit Collectible Avatars, we have acquired and used, and may continue to acquire and use, certain cryptocurrencies, including Ether and Matic. Collectible Avatars rely on blockchain technology, NFT standards, and cryptocurrencies for their creation, existence, and transactional validation on the blockchain, which exposes them to risks related to cybersecurity, malicious attack, and technological obsolescence. While we believe we have taken reasonable measures to secure our use of blockchain technology and cryptocurrencies, these risks, in addition to human errors and computer malfunctions, may harm or result in the loss of Collectible Avatars, blockchain technology, and cryptocurrencies we control. While we believe blockchain technology has significant potential, long-term adoption is uncertain. New legislation and regulations, law enforcement and regulatory interventions, and judicial decisions may adversely affect blockchain technology and cryptocurrencies, and future adoption of both by consumers and businesses. Developments of this nature may also adversely affect the value of blockchain technology we control, and our ability to buy, sell, accept, and use cryptocurrencies and blockchain technology in the future.
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
In addition, we are in the early stages of our content licensing efforts and are exploring content licensing opportunities where we believe the opportunity does not conflict with our values and the rights of Redditors. These programs may subject us to evolving approaches to the regulation of this data and implicate complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. Given the novel nature of these technologies and commercial arrangements, we have received and expect to continue to receive inquiries regarding our content licensing efforts from regulators. For example, in March 2024, we received a letter from the FTC advising us that the FTC’s staff is conducting a non-public inquiry focused on our sale, licensing, or sharing of user-generated content with third parties to train AI models. The Dutch data protection authority, the Autoriteit Persoonsgegevens, has also inquired about our content licensing efforts. Given the novel nature of these technologies and commercial arrangements, we are not surprised that regulators have expressed interest in this area. We do not believe that we have engaged in any unfair or deceptive trade practice, we expect to receive continued regulatory interest in our plans, and any regulatory engagement can be lengthy, unpredictable and may cause us to incur substantial costs. It is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
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
From time to time, governments, regulators, and other third parties have and may in the future, reach out to ask questions or express concerns about whether our products, services, or practices compromise the privacy or data protection rights of Redditors and others. While we strive to comply with applicable laws, rules, and regulations relating to privacy, data protection, and data security, our privacy policies, and other obligations we may have with respect to privacy, data protection, and data security, the failure or perceived failure to comply with such obligations may result in investigations, inquiries, and other proceedings or actions against us by governments, regulators, or other third parties. Additionally, we are currently and may in the future become involved in data privacy-related litigation or other disputes. A number of proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business and operations.
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
In October 2021, we entered into a five-year, $750.0 million revolving credit facility by and among us and certain lenders to fund working capital and general corporate purpose expenditures, which was further amended in May 2023. In July 2025, we renewed and amended this revolving credit facility for $500.0 million accessible through July 1, 2030 (the “Revolving Credit Facility”). The Revolving Credit Facility contains customary conditions to borrowing, events of default, and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our capital stock or the capital stock of our subsidiaries, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets.
Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants could result in a default under the Revolving Credit Facility. Such a default could permit lenders to accelerate the maturity of outstanding amounts under our Revolving Credit Facility, if any, which in turn could result in material adverse consequences that negatively impact our business, the market price for our Class A common stock, and our ability to obtain other financing in the future. In addition, our Revolving Credit Facility’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of us and stockholders.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our board of directors, entered into a voting agreement with each of (i) Advance Magazine Publishers Inc. ("Advance") and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. We estimate as of September 30, 2025, pursuant to such voting agreements, Mr. Huffman was entitled to vote shares representing approximately 76% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the board of directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2025, we had 136,805,474 shares of Class A common stock outstanding, 52,576,130 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
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
Further, as of September 30, 2025, we had 11,268,637 options outstanding that, if fully exercised, would result in the issuance of 9,634,826 shares of Class A common stock and 1,633,811 shares of Class B common stock, as well as 7,092,011 shares of Class A common stock and 485,958 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
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
None.
(b)
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, the directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) listed below adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:
On September 9, 2025, our Chief Accounting Officer, Michelle Reynolds, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 21,678 shares of our Class A common stock. The actual number of shares subject to the Rule 10b5-1 trading arrangement is expected to be different due to our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or May 6, 2026.
On September 11, 2025, our Chief Legal Officer, Benjamin Lee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 119,018 shares of our Class A common stock. The actual number of shares subject to the Rule 10b5-1 trading arrangement is expected to be different due to our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or December 15, 2026.
On September 11, 2025, our Chief Financial Officer, Andrew Vollero, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 36,463 shares of our Class A common stock. The actual number of shares subject to the Rule 10b5-1 trading arrangement is expected to be different due to our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or February 13, 2026.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/25/2024	3.1
3.2	Amended and Restated Bylaws	8-K	3/25/2024	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Class A Common Stock Certificate	S-1/A	3/11/2024	4.2
4.3	Form of Class B Common Stock Certificate	S-8	3/21/2024	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated September 1, 2021, by and among the Registrant and the investors listed therein	S-1	2/22/2024	10.1
10.1†	Amended and Restated Credit and Guarantee Agreement, dated July 1, 2025, by and among the Company, as borrower, the guarantors listed therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	7/2/2025	10.1
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

† Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish a copy of all omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDIT, INC.

Dated: October 30, 2025	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)