Form 10-K
period 2025-12-31
Reddit, Inc.
filed 2026-02-06
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
☒
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21.2 billion.
As of February 4, 2026, the registrant had outstanding 139,649,508 shares of Class A common stock, 51,386,276 shares of Class B common stock, and no shares of Class C common stock each with a par value of $0.0001.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, our plans with respect to our share repurchase program, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•changes in technology or methodology that impact our calculation of daily active uniques (“DAUq”), including our ability to identify automated agents on our platform;
•real or perceived inaccuracies in current or historical metrics related to our business;
•our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture;
•expectation of increased losses and decline in operating margins as we invest in product improvements and innovations and our international growth;
•challenges in increasing average revenue per unique (“ARPU”) on an absolute basis outside of the United States;
•potential need to absorb the costs related to investments in product improvements and innovations without generating sufficient revenue to offset these costs;
•our ability to continue to grow our DAUq in the United States and around the world and our focus on growing our platform globally, including through entering new geographic markets and investing in under-penetrated ones;
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
•potential decline in users due to a reduction or changes in third-party applications;
•potential near-term volatility in Redditor and revenue growth rates;
•sufficiency of our existing cash, cash equivalents, and marketable securities and amounts available under our revolving credit facility to meet our working capital and capital expenditure needs over at least the next 12 months;
•our expectations and plans with respect to our share repurchase program; and
•other risks and uncertainties described in this Annual Report on Form 10-K, including those described in “Risk Factors.”
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
Overview: The Power of Reddit’s Communities
Reddit is a global, digital city where anyone in the world can join a community to learn from one another, engage in authentic conversations, explore passions, research new hobbies, exchange goods and services, create new communities and experiences, share a few laughs, and find belonging. People are diverse and have multiple interests. Just like in a city, where citizens are part of multiple sub-communities, on Reddit, users often belong to multiple communities. At Reddit, users can dive into anything, and if a community does not already exist around a particular topic, they can create one. In the three months ended December 31, 2025, an average of 121.4 million daily active uniques (“DAUq”) around the world came together on Reddit – continuously adding to our longstanding and constantly evolving human archive of information. They come together to share the rhythm of their daily discoveries, ask questions and receive advice, and search for a breadth of perspectives and knowledge not accessible anywhere else. Built on shared interests, passion, and trust, Reddit has a community for everyone.
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
Reddit’s community ecosystem is organically built upon shared interests, passions, and trust rather than friends, celebrities, and their followers. This distinction results in a unique sense of belonging, privacy, and authenticity for our users. We do not require that users disclose their identities on Reddit, freeing them from having to perform and the associated pressures to always appear perfect. As a result, users come to Reddit for fundamentally distinct purposes, with each adding incremental value to our entire community. Redditors are free to be vulnerable or ask questions they would not be able to ask anywhere else.
Powerful Platform Built Around Context and User Interest
As more content online is synthesized, summarized, and sanitized by artificial intelligence (“AI”), Reddit stands out for its honesty and subjectivity. People want multiple viewpoints and lived experiences. This is why Reddit is synonymous with product and service recommendations. For advertisers, we provide access to a unique and highly engaged audience where our trusted, passionate communities drive recommendations on brands and buying decisions. Our users often have high intent – they are searching on Reddit for answers or recommendations that they can trust, and these users can benefit from the conversations and contextual ads that are displayed on Reddit.

A Valuable Source of Conversational Data and Knowledge
Over time, Reddit has evolved to become one of the internet’s largest corpuses of information, with over two billion posts and over 22 billion comments through December 31, 2025. Platforms like Reddit, where people discuss every aspect of life—from the trivial to the transformative—are the backbone of building AI and training large language models (“LLMs”). That's why Reddit is often cited as one of the most sourced and cited domains in AI across all models. Human conversation is not being replaced by AI; instead, it is becoming more important. AI does not invent knowledge—it learns from us. From real people, sharing real perspectives. You can’t have artificial intelligence without actual intelligence. Furthermore, we use internally built and trained models to improve many aspects of Reddit. For example, Reddit Community Intelligence blends AI-driven efficiency with real user perspectives, enabling product solutions like Reddit Insights, our AI-powered social listening tool, and Conversation Summary Add-ons, which leverages AI to surface positive Reddit conversations directly below ads.
Publishers, Brands, and Companies are Meeting their Audiences on Reddit
As the internet evolves, Reddit communities have continued to provide an essential space for publishers, brands, and companies to connect with their audience and engage in authentic, high-quality conversations. In communities like r/ sonos and r/ fidelityinvestments, companies are providing troubleshooting tips, investment advice, and customer service, and creators and publishers are using our new Ask Me Anything (“AMA”) features to connect with their audience and fans on the platform. We also launched Reddit Pro tools for publishers to help media outlets easily share and track content with users, and early adopters like The Atlantic, The Hill, NBC News, and The Associated Press are able to sync their feeds and automatically import articles, track how their stories are shared, and use AI-powered tools to find the right communities on Reddit. We also rolled out a limited test of verified profiles to help individuals and businesses, who wish to do so, confirm their identifies on Reddit. This feature is designed to help Redditors understand who they are engaging with in moments when verification matters, whether it is an expert or celebrity hosting an AMA, a journalist reporting news, or a brand sharing information.
Why Users Come to Reddit
Conversation and connection are becoming more valuable and rare. In a world increasingly dominated by algorithms and automation, the need for human voices has never been greater. Reddit is what the internet needs most: a place where people can connect on almost any topic and find genuinely useful information.
Open, Growing Archive of Human Knowledge (2005–     )
Reddit turned 20 this year. That is two decades of building something special on the internet: a user-powered platform where users bring their honest selves and connect over the topics they care most about—whether popular, niche, or personal. Reddit’s influence and relevance organically grows as users quickly respond to new topics based on real experiences. Topical communities such as r/   law, r /pluribusTV, r/  labubu, r/  kpopdemonhunters, and r/  marvelrivals have had meaningful breakouts as the headlines have evolved. As a result of Reddit’s scale and longevity, our content library is a broad memory of human interest, organically expanding and deepening into more topics. At times, Reddit may be the only place to find the information users are looking for, and users searching for information come to Reddit to discover the conversations taking place there.
Centered on Interests, with Unmatched Breadth and Depth of Human Knowledge
Users come to Reddit to find trusted, human perspectives and participate in communities that share their interests—no matter how niche or mainstream. Time spent on Reddit is guided by personal intention and interests. Breadth of communities and depth of engagement means that Redditors benefit from a trove of knowledge and conversation organized by topic that we believe is unmatched by any other internet platform, covering a wide variety of interests—r/ parenting, r/ NFL, r/ meditation, and r/ solotravel, to name a few.
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

Authentic and Trusted Recommendations
Reddit’s community-powered recommendations are a foundational part of why so many users visit Reddit on a daily basis. In a world where consumers are increasingly inundated with product placement and messaging curated by algorithms and automation, people seek answers that only humans can provide. Reddit stands out as a refreshing alternative, offering authentic human recommendations that people can actually trust. We see that trust reflected in the high velocity of people coming to Reddit to find great content and trusted recommendations.
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
Layered Moderation, Community Management, and Safety Fosters Trust
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
Communities self-organize and create subreddit-level rules that are tailored to their unique circumstances, and volunteer moderators within the community enforce those rules. We support moderators as community builders and empower them with tools to create and contribute to communities. The result is that each community has its own unique environment in which Redditors can express their genuine perspective and share real experiences while discouraging bad behavior. We backstop this bottoms-up organic moderation engine with our site-wide Reddit Rules, a set of overarching rules and policies that govern all content on Reddit. These rules are intended to be protective, not intrusive. They help protect against harassment, bullying, and violence – especially hate based on identity or vulnerability.
Our Strategy for Growing Users and Engagement
Our strategy is to support the growth and engagement of our communities. We aim to become Redditors’ first choice when they are exploring their passions, searching for human perspective and conversation, or keeping tabs on culture and news. We intend to grow users and engagement through the following initiatives:
•Grow Awareness and Engagement of Reddit. We plan to expand the ways people become aware of Reddit through various strategies depending on the type of use case and user, including machine translation, search engine optimization and partnerships. We have also invested in improving our off-platform presence, by making it easier to share and embed Reddit content on other surfaces and websites. We had an average of 121.4 million DAUq and 471.6 million WAUq in the three months ended December 31, 2025. We believe that there is a significant opportunity to convert many of the users who come to Reddit on a weekly or monthly basis to daily users. We plan to continue to grow engagement by focusing on:
◦Improving Discovery and User Experience. We are focused on delivering immediate value and less friction in the onboarding experience for new users. To that end, we are using AI and LLMs to make onboarding more intuitive, lower barriers to logging in and contributing, and classifying content to help people find their home on Reddit.
◦Customized Content Recommendations. We utilize AI to recommend relevant posts and communities, utilizing factors such as search queries, post topics, and engagement with similar users to enhance both the search and discovery experience. We believe our investments in AI have improved new user onboarding and driven engagement with existing users.
•Reddit as a Search Destination. Reddit is one of the few platforms positioned to become a true search destination. Every week, hundreds of millions of people come to Reddit looking for advice, and we are focused on turning more of that intent into daily users who start their internet search journey on Reddit. In 2025, we began integrating Reddit Answers, our AI-powered conversational search tool, into Reddit’s core search experience and rolling out to non-

English languages. Our aim is to have a single, great search experience on Reddit. While it is still early, we are seeing good traction. During the three months ended December 31, 2025, over 80 million people searched on Reddit weekly.
•Grow Our International User Base. During the three months ended December 31, 2025, approximately 57% of Redditors visited the platform from outside of the United States. In the three months ended December 31, 2025, over 90% of all Reddit posts created were made in English. We see a massive opportunity to grow in geographies outside of the United States and in languages beyond English. As of December 31, 2025, machine translation is live in 35 languages and approximately one billion posts have been translated in various languages, including Spanish, French, Italian, German, Portuguese, Swedish, Dutch, and Filipino. Additionally, we built a local content framework to identify top interests in each country, which we use to guide partnerships, content and marketing. This approach worked well in India, and now we are applying it to additional markets globally. We have captured increased international momentum, with an average of 68.9 million international DAUq for the three months ended December 31, 2025, representing 28% growth year over year.
Why Advertisers Come to Reddit
Reddit conversations are where interests meet intent. We offer a place for businesses to connect with people looking for trustworthy, human opinions. Across our diverse communities, people seek and share information in context about products and services, often with high purchase intent. We have made investments and acquisitions that have enabled us to be a leader in contextual and interest-based advertising. Advertisers of all sizes rely on Reddit to find highly engaged, high-intent customers in conversations that drive decisions at every stage of the path to purchase.
Advertisers come to Reddit for distinctive benefits:
•Contextual and Interest-based Advertising. Reddit’s advertising platform enables marketers to find relevant audiences on the Reddit platform using our interest graph and to reach users in contextually relevant communities and conversations, using engaging and effective formats. For example, an advertiser with a camping product can reach people who love outdoor activities across Reddit. This is interest-based advertising. Similarly, the same advertiser can reach people who are in a conversation specifically about what to buy. A person exploring what gear they need in r/ camping or r/ Outdoors may see an ad for camping gear, in context, within that conversation. That is contextual advertising. Reddit’s unique community structure and interest-driven model acts as a strong signal for advertisers.
•Ability to Connect with a High-Intent Audience Seeking Recommendations on the Path to Purchase. Many people come to Reddit, directly or through search, to get recommendations and make purchase decisions. These conversations create a unique opportunity for advertisers to engage Redditors who are considering brands and products. For example, in 2025, we expanded access to conversation summary add-ons, a feature that incorporates real, positive community conversations into ads. The conversation summaries in these ads help create more informative ads while giving Redditors and communities the chance to shape product discovery in a meaningful way.
•Authentic and Attentive Audience. Reddit communities provide an essential space for people to find and engage in authentic, high-quality discussions. Users come to Reddit to share and seek real opinions from real people. Reddit helps brands tap into these conversations with tools like Reddit Community Intelligence, turning the billions of posts and comments on Reddit into structured intelligence for smarter marketing decisions.
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
•Action-Oriented Outcomes that Drive Attractive, Measurable Return on Investment. Advertisers can bid in our auctions in a way that aligns with their business objectives. They can select from objectives across the full-funnel (e.g., impressions, traffic, conversions, install) to reach the audience most relevant for their desired goals. Our marketplace then optimizes to drive incremental value and efficiency for advertisers. We are also providing advertisers with tools, like automated bidding, to simplify budget management and improve efficiency for advertisers with more impressions and lower pricing.
•Multiple Layers of Brand Safety and Customizable Controls. Beyond our multiple layers of moderation and safety across platform content, we also offer advertiser-level controls. Our Reddit Rules establishes the type of content that is not allowed across all communities, with community rules determining content within each community. From there, our brand safety approach expands coverage by providing proactive solutions focused on creating a safe environment for any business on Reddit by showing ads in communities and alongside content that has been reviewed and deemed appropriate for advertising. In addition, advertiser-level controls enable businesses to further customize their brand safety preferences on Reddit. Advertiser controls include both 1P and 3P proactive capabilities. Our 3P proactive controls are built in partnership with IAS. In addition we provide post-campaign reporting through IAS and DV across brand safety, viewability, and invalid traffic reporting.
The Future of Our Platform and Monetization Strategies
Advertising
We believe the unique proposition of Reddit —built on human conversations, shared interests, and trust— translates into positive outcomes for advertisers. We continue to expand our ad platform capabilities to enable more ways for advertisers to invest to grow their business on Reddit. We are still in the early phases of our opportunity and plan to pursue the following eight levers to expand our monetization and average revenue per unique(1):
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
4.Demonstrate ROI. By improving the measurement of our ads, we can provide better data to show our advertisers the ROI of their presence on Reddit. We have invested in measurement capabilities that enable advertisers to better understand the impact of their Reddit campaign. This includes expanding Conversion API ecosystem to new partners, improving Pixel implementation, and investing in the foundation of on-platform conversion-lift, on-platform brand lift, and tools like Reddit Insights to help advertisers make informed business decisions based on community intelligence.
5.AI-Powered Audience Reach and Bidding. We are using machine learning models for contextual keyword audience reach and interest-based audience reach, ranking ads based on brand suitability and machine learning-predicted user engagement. Additionally, machine learning-powered “auto-bidding” (e.g., Maximum Clicks and Maximum Conversions) helps advertisers maximize campaign objectives and ROI while avoiding extensive manual testing. For example, in January 2026, we introduced a beta version of Max campaigns, an automated campaign type enabled by Reddit Community Intelligence and AI that predicts the value of every ad impression. Max campaigns optimize campaign settings in real-time to drive better performance with less work.
6.Expanded Formats and Offerings. We plan to continue to develop new ad positions based on evolving consumer behaviors on the platform (e.g., search usage growth). This includes our shopping solution, Dynamic Product Ads, which allows advertisers to create ads directly from their product catalog and promote their products in the very conversations where Redditors are deciding what to buy.
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
(1)    Average revenue per unique (“ARPU”) is defined as quarterly revenue in a given geography divided by the average DAUq in that geography

8.Acquire More Advertisers. With more automation in the future, we believe that we can become even more accessible to a larger portion of small- and medium-sized businesses enabled by partnerships and accelerated demand generation. We are also deepening our relationships with large agencies through solutions that enable enterprise operations across large clients. For example, Reddit Pro is one way that we help businesses build an organic presence on Reddit. Reddit Pro offers tools for businesses to discover, join, and contribute to Reddit’s communities and conversations, building relationships with our platform that can evolve into advertising partnerships.
Content Licensing
In an automated world that depends on human knowledge, we view Reddit as one of the most important and differentiated data sources. Reddit is one of the internet’s largest corpuses of authentic and constantly updated human-generated conversations, community, and content. In an increasingly data-driven world, we recognize that this information is increasingly important for a multitude of different uses and applications. We believe the internet should work for humans and they should be able to find the information they need or experiences they want. And, organizations need to prioritize sources of real-time human perspectives—from a company looking for feedback on a new consumer product to investors trying to capture market sentiments or signals. Reddit data and information constantly grows and regenerates as users come and interact with their communities and each other in genuine and authentic ways. We expect our growing data advantage to continue to be valuable across several applications of LLMs (e.g., search, run-time inference). We continue to strategically explore content licensing agreements with collaborative partners in the ecosystem, ranging from marketing intelligence and enterprise-scale technology companies to specialized providers in the financial services industry.

Competition
We are competing for people’s time and for global advertising spend. As such, we face significant competition across many areas of our business. People may choose to spend their time using other products when looking to fulfill the needs Reddit provides, such as being entertained, seeking information, diving into current events, exploring passions and hobbies, or peer-to-peer commerce. Examples of select competitors across several time spent categories include:
•For Seeking Information—Google, Amazon, YouTube, Wikipedia, X, other news sites, and LLMs like ChatGPT, Gemini, and Anthropic.
•For Entertainment—Meta (including Facebook, Instagram, Threads, and WhatsApp), YouTube, Snap, X, TikTok, Roblox, and Twitch.
•For Passions and Hobbies—Facebook Groups, Discord, X, and Pinterest.
•For Peer-to-peer Commerce—Facebook Marketplace, Nextdoor, Craigslist, Poshmark, Etsy, and Roblox.
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
Intellectual Property
Our success depends in part on our ability to protect our intellectual property and proprietary technologies, and we rely on intellectual property rights in the United States and other jurisdictions, including patents, trademarks, copyrights, trade secret laws, license agreements, internal procedures, and contractual provisions. We also enter into confidentiality and invention assignment agreements with our employees and contractors and sign confidentiality agreements with third parties. Our internal controls restrict access to proprietary technology. As of December 31, 2025, we had approximately 400 trademark registrations and pending trademark applications around the world. We also had over 120 copyright registrations on various graphical designs and literary works and several pending utility patent applications in the United States as of December 31, 2025. See “Risk Factors—Risks Related to Cybersecurity, Information Systems, and Intellectual Property” for more information regarding risks related to our intellectual property and proprietary rights.

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
Furthermore, foreign data protection, privacy, consumer protection, content regulation, and other laws and regulations are often more restrictive than those in the United States. It is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely. We have a legal and a public policy team that monitors legal and regulatory developments globally, and communicates regularly with policymakers and regulators.
For additional information about government regulation applicable to our business, see “Risk Factors—Risks Related to Governmental Regulation and Litigation.”
Building the Future of the Internet at Reddit
To empower communities and make their knowledge accessible to everyone on Reddit, we believe that we must do so at Reddit first. It starts with our employees—whom we call Snoos—treating each other with respect through honoring our commitments and being kind, courteous, and professional to one another. Just as our users seek community to address needs around belonging, we cultivate that within our company via our Employee Resource Groups (ERGs). These groups represent Snoos who are veterans, BIPOC, LGBTQ+, of various abilities, women, and allies. We also host a range of less formal gatherings based on shared interests. Our Snoos often describe our work culture as fun, quirky, and a place where you can be your authentic self; this makes working at Reddit special and something that we believe to be a competitive advantage for us. To ensure that we continue to cultivate a strong workplace culture and make decisions that are best for our business, our users, and our Snoos, we have the following values to guide us:
•Reddit’s Mission First—Our mission is simple but ambitious: To empower communities and make their knowledge accessible to everyone. As we move towards this goal with different initiatives from different parts of the org, it is important to remember that we're in this together with one shared goal above all others.
•Add Value—We constantly evaluate our work to ensure it is adding value and bringing us closer to achieving our mission. It is easy to fall into the trap of conflating activity with value. Adding value requires hard work, but not all hard work is valuable.
•Play to Win—We are competing with some of the biggest and most successful companies in the world. Across our products and business, we must take bigger swings and get more leverage out of smaller teams.
•Evolve—Only by continually improving and learning will we succeed.
As of December 31, 2025, we had 2,555 employees, including 1,981 in the United States.
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
•If we fail to increase or retain our user base, and in particular, our daily active uniques (“DAUq”), or if user engagement declines, our business, results of operations, financial condition, and prospects will be harmed.
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
The size of our user base and their level of engagement are critical to our success. Our financial performance has been, and will continue to be, significantly determined by our success in growing and retaining our user base so that we add Redditors, and those Redditors become daily users—more specifically, DAUq. We define a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a 24-hour period as a DAUq. DAUq is a user metric utilized by our management team. While it may be used to gauge usage of our platform, it may not correlate to revenue. We also measure weekly active uniques (“WAUq”) to help us understand the reach of our platform. We may not be successful in our user growth and retention strategies, which in part aim to convert monthly users or WAUq into more DAUq.
The absolute number of our DAUq and our DAUq growth rate has decreased in the past and may fluctuate or decrease in one or more markets from time to time due to various factors, especially after periods of high growth, such as we have experienced. For example, although we saw increased growth in our user base during the COVID-19 pandemic, we experienced lower levels of DAUq growth and declining DAUq as the effects of the COVID-19 pandemic subsided. DAUq has also declined in the past in periods following usage peaks surrounding certain worldwide events, such as the onset of the conflict between Russia and Ukraine in the three months ended March 31, 2022. These usage peaks are driven by external factors that are outside of our control. Accordingly, such growth may not be repeatable and we may experience declines in DAUq in the future in similar circumstances. DAUq has also been volatile during community responses to domestic and international social unrest as well as in response to actions by us. For example, we saw increased growth in our user base in the three months ended December 31, 2023, which may have been driven in part by performance improvements in our product and possibly by migration of usage from certain third-party applications in response to changes in our application program interface (“API”) terms and policies. Such growth may not be sustainable and does not necessarily mean these users are retained. Furthermore, we anticipate that our DAUq growth rate will slow over time as the absolute number of our DAUq increases. To the extent our DAUq growth rate slows or becomes negative, our success will increasingly depend on our ability to increase levels of engagement, retention, and monetization on our platform, including the level at which users visiting us from search traffic become more frequent users of our platform. We also rely on initiatives like machine translation to drive growth in international DAUq, and the growth derived from this strategy may slow as we complete the roll out of machine translation to all major global languages.
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
•we are unable to convert casual users who come to our platform through internet search engines or our marketing efforts into daily users;
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
•Redditors have difficulty locating content, in their local language, that is interesting and relevant to them, particularly in their early experiences on our platform;
•Redditors find content available on our platform offensive, inappropriate, hostile, or otherwise objectionable;
•there are Redditor concerns related to privacy and communication, safety, security, or other factors or changes to our platform or policies that are not well received by Redditors;
•we are unable to combat harmful or inappropriate usage of our platform;
•there are adverse changes in our products or services that are mandated by, or that we elect to make to address, new or existing laws, regulatory scrutiny, or litigation, including settlements;
•we fail to keep pace with evolving online, market, and industry trends; or
•we are the subject of adverse media reports or other negative publicity.
We also compete to attract and retain Redditors’ attention on the basis of our content and Redditor experiences with our platform and face significant competition for prospective users, both domestically and internationally. We compete against many companies that provide content and communications services to online users, including Google (including YouTube, Search, Maps, and Shopping), Meta (including Facebook, Instagram, Threads, and WhatsApp), Wikipedia, Snap, X, Pinterest, TikTok, Roblox, Discord, and Twitch, and which offer a variety of internet- and mobile device-based products, services, and content. Many of these companies have greater financial resources and substantially larger user bases than Reddit. Our competitors may draw users towards their products or services and away from ours. This could decrease the growth, engagement, or retention of Redditors, which, in turn, would negatively affect our business. In addition, we face competition from large language models (“LLMs”) and other AI models that retrieve and synthesize information, such as those built by

Google, Meta, OpenAI, and Anthropic; Redditors may choose to find information using AI tools, which in some cases may have been trained using Reddit content, instead of visiting Reddit directly. While we have made, and expect to continue to make, significant investments to integrate AI, including generative AI, into our platform, AI technologies are rapidly evolving and there can be no guarantee that our products and services will remain competitive as new AI technologies are developed, adopted, and integrated.
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
Our success depends partly on our ability to attract online visitors to our website. We rely, in part, on internet search engines, such as Google, to generate traffic to our website, primarily through free or organic searches. Search engines frequently update and change the logic and user interface that determine the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites may be ranked lower in the search results or otherwise less visible in a user’s search. For example, we use machine translation to make our content accessible in multiple languages, and the search engine ranking performance of this content may be negatively impacted if a search engine deprioritizes machine-generated content. In addition, a search engine could, for competitive or other purposes, alter its search algorithms, results or user experience, causing our website to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking performance of our website or those of our partners, our business, results of operations, financial condition, and prospects could be adversely affected.
We may not sustain our growth rate, and our results of operations may fluctuate from quarter to quarter, which makes them difficult to predict.
Although we had net income for the three months ended September 30, 2024 and every quarter since, we have previously incurred net losses since our inception, and we may incur net losses again in the future. We incurred a net loss of $(484.3) million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $(671.1) million. We also expect our costs and expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our costs and expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden and retain our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected.
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
•changes in governmental or other regulations affecting our business or adverse litigation judgments and related compliance costs, fines, or litigation- and dispute-related costs; and
•other risks described in this Annual Report on Form 10-K.
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
To sustain or increase our advertising revenue, we must attract new advertisers, encourage existing advertisers to maintain or increase their advertising spend on our platform, expand the number of markets where we offer advertising, and increase the breadth and functionality of our advertising services, including new advertising formats and measurement tools. In order to obtain new advertisers and further our relationship with current advertisers, we must increase the amount of monetizable content on our platform, including by increasing the absolute number of DAUq who post and consume content, and our monetization model depends on this engagement. Not all DAUq monetize in the same manner or rate, so we also measure the average revenue per unique (“ARPU”) to help us understand the extent to which we are monetizing DAUq. Much of our DAUq growth to date has come from certain users who may represent lower monetization opportunities, such as users located outside the United States. There is no assurance that our user growth or engagement strategy will continue to be successful or that we will increase the number of DAUq, ARPU, or the amount of monetizable content on our platform. Without such growth, we could see our supply of monetizable inventory stay constant or decrease, which may limit or hinder our ability to increase revenue.
As we continue to grow our advertiser base, our revenue depends on our ability to effectively serve enough advertisements that meet the objectives of our advertisers while maintaining a high-quality, relevant, reliable, trustworthy, and innovative user experience. If we are unable to do this on our platform due to either a decline in DAUq, or changes in our products or services or Redditor behavior that reduce our ability to display as many advertisements as our advertisers may request, our business, results of operations, financial condition, and prospects would be adversely affected. Our advertising business can be inventory constrained at times, and the attendant impact on the supply and pricing of our advertising inventory could affect the financial performance of our business. We could find ourselves unable to match customer advertising specifications with available inventory, leaving us unable to deliver the advertising inventory requested and receiving less revenue than otherwise expected. This also could put upward pressure on advertising prices and potentially impact the return advertisers get on their spend, which in turn could affect future advertiser spending. To scale the growth of our advertising services, we will have to successfully develop and target ad products tailored to the interests of our advertisers and our user base, which may require additional user data. If we are unable to do this with the data, technology, and resources available to us, we may need to rely more heavily on alternative revenue sources to grow our business.
We will make efforts to continue to identify and develop potential new revenue streams. We have explored and continue to explore different ways for Redditors to make money on Reddit, including Reddit’s earnings programs for contributors, developers, and creators, while also providing a source of revenue for Reddit as well. We also continue to explore reasonable content licensing opportunities as another possible source of revenue where those opportunities do not conflict with our values and the rights of our Redditors and have only recently generated revenue from this opportunity. There are many aspects of these possible revenue sources which are novel and untested, which makes it challenging to evaluate the viability of any future revenue opportunities or to identify the risks and challenges we may encounter in seeking to execute on our strategies. There can be no assurance that we will be successful in generating meaningful revenue from any of these non-advertising sources. If we are unable to succeed in these monetization efforts or identify new revenue opportunities, our business, results of operations, financial condition, and prospects could be harmed.
In addition, we plan to continue expanding our business operations outside the United States and offering content and advertising to Redditors and advertisers in other languages and countries. We plan to continue to enter new international markets where we have limited or no experience in deploying our services or selling advertisements. In order to expand successfully, we need to offer content and products that are tailored to the interests of local Redditors and the needs of local advertisers, each of which requires significant investment of time and resources. As we expand into new international markets, we may not yet understand the full scope of prospective users’ interests, demographics, and culture, or advertiser expectations, target audiences, and return on advertising spend, in those markets. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our services. In addition, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, the impact of foreign currency fluctuations may become material. If we are unsuccessful in deploying, scaling, or managing our operations in international markets, our business, results of operations, financial condition, and prospects could be adversely affected.
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
A majority of our revenue is generated from third parties advertising on our platform. For the years ended December 31, 2025 and 2024, approximately 94% and 91% of our revenue was generated from third parties advertising on our platform, respectively. In addition, a substantial portion of our revenue is derived from a small number of advertisers, with our top ten largest advertisers accounting for approximately 21% and 25% of our revenue for the years ended December 31, 2025 and 2024, respectively. As is common in our industry, our advertisers do not have long-term advertising commitments with us, and we are at risk if we lose any major advertisers or experience a deterioration in our relationships with them or their agencies. Our advertising revenue could be adversely affected by a number of factors, including:
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
•our inability to effectively monetize our international user base or audiences for which we have limited data;
•the impact of new technologies or access to Reddit content through third-party applications that block or obscure the display of our ads;

•timing and resources required to attract advertisers;
•adverse legal developments relating to advertising, like those that constrain the use of certain advertising technologies or limit our ability to measure advertising effectiveness, including regulatory developments or litigation outcomes; and
•other risks described in this Annual Report on Form 10-K.
We also face intense competition from a wide range of platforms and traditional media, and ongoing advancements in ad-blocking technology may undermine the effectiveness of our advertising, further challenging our ability to maintain and grow revenue. The volatility of advertiser spending, particularly in response to economic uncertainty or political instability, could exacerbate these risks, making it difficult for us to predict future performance or ensure consistent growth. The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, either of which would negatively affect our business, results of operations, financial condition, and prospects. Additionally, our international expansion introduces additional risks, such as operational challenges and regulatory compliance, which could further harm our revenue growth and results of operations.
If we do not develop successful new products and services or improve existing products and services, our business will suffer.
Our ability to retain, increase, and engage Redditors and increase our revenue depends heavily on our ability to continue to evolve our existing products and services and to create successful new products and services. We have invested, and expect to continue to invest, in improvements to our platform, changes to our existing products and services, new and unproven products and services, including machine learning and AI, and other initiatives to generate revenue and increase our user base and user engagement. We have incorporated and may continue to incorporate AI into and across our platform. For example, in 2025, we began integrating Reddit Answers into the platform’s core search to further streamline the path from question to answer on Reddit. These development efforts may require significant investments in talent and infrastructure, including access to specialized resources such as graphical processing units. If we are unable to secure these resources on commercially reasonable terms, or if we are unable to continue developing and integrating advanced solutions at a pace that meets user expectations or competitive benchmarks, our market position and prospects could be adversely affected.
Improvements to our platform, new products and services, and other initiatives may be costly, difficult to operate, and could divert management’s attention, and there is no guarantee that they will be positively received by Redditors or provide positive returns on our investment. For example, we are developing interactive ads on our developer platform, allowing advertisers to create custom experiences directly within an ad, but we cannot assure that Redditors or advertisers will effectively engage with this new ad feature. Further, new products or services that we develop may, in certain cases, require regulatory approval prior to launch, result in increased litigation, or subject us to new or enhanced governmental or regulatory requirements or scrutiny. There is no guarantee that we will be able to obtain any required regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. These new products and updates may also fail to increase the engagement of Redditors and our advertisers or partners, and may even result in short- or long-term decreases in such engagement by disrupting existing Redditor, advertiser, or partner behavior or by introducing performance and quality issues. In addition, in some cases, we may have little or no prior experience related to developing the technologies underlying the new products and services. If our new or enhanced products or services fail to engage, or meet the expectations of, Redditors or our advertisers or developers, or if our business plans or new approaches to monetization are unsuccessful, we may fail to attract new users, retain existing Redditors, or generate sufficient revenue, operating margin, or other value to justify our investments, and our business, results of operations, financial condition, and prospects could be harmed.
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
•be unable to retain a sufficient number of volunteer moderators, or ensure that our moderators effectively scale their efforts and fairly and consistently enforce our rules, either of which could significantly degrade the community experience for other Redditors;
•fail to effectively develop or encourage the adoption of tools that help moderators grow, customize, and strengthen their communities;
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
Because moderators are volunteers, any moderator can decide to stop acting as a moderator and participate only as a community member, or to leave our platform entirely. Although, in 2025, we introduced limitations on the number of large communities that a single user can moderate, certain moderators who moderate large communities or a large number of communities may be able to leverage their influence within those communities to change the dynamics of the discourse within the communities or to disrupt the normal operation of their communities or other communities on our platform. Moderators can also band together and, for various reasons, including changes to Reddit’s product or policies, decide to shut down the normal operation of their communities in a manner that degrades the experiences of all Redditors in the affected communities and that can negatively impact Redditors who continue to use our service and reduce the amount of monetizable content generated by Redditors. For example, in response to certain changes to our API policies in June 2023, moderators of certain communities inhibited normal operations of the communities they operate, in many cases in violation of our site-wide rules. While these activities have not historically had a material impact on our business or results of operations, similar actions by moderators and/or their communities in the future could adversely affect our business, results of operations, financial condition, and prospects.
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
Developing and improving these tools may require significant time and resources and additional investment, and in some cases we rely on third parties to provide data and technology needed to provide certain measurements or other functions to our advertisers. If we cannot continue to develop and improve our advertising tools in a timely fashion, those tools or data are not reliable, difficult to use, or otherwise unsatisfactory to our advertisers, or the results are inconsistent with advertiser goals, our advertising revenue could be adversely affected.
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
Because we make our products and services available across a variety of operating systems, networks, and websites, we are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems, and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome, Safari, and Firefox. Any changes to these operating systems, devices, web browsers, or online stores distributing our apps that impact the accessibility, speed, or functionality of our products and services or give preferential treatment to competitive products could harm usage of our products and services. Further, if such operating systems or application stores limit the availability of our apps, make changes that degrade the functionality of our apps, increase the cost of using our apps, impose terms of use unsatisfactory to us, limit our ability to target or measure the effectiveness of ads, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application store is more prominent than the placement of our apps, our user growth could be adversely affected. Any changes in such operating systems and application stores that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could also adversely affect our platform’s usage across devices. For example, some operating systems have implemented or explored changes to the underlying application architecture, such as Apple’s App Tracking Transparency, or specialized infrastructure for advertisement-driven app installations, such as SKAdNetwork, which reduce our ability to target and measure advertising and, in turn, may negatively impact the size of the budgets that advertisers are willing to commit to us. Some marketplaces have explored changing their policies regarding what content is acceptable within an application or introduced age restriction mechanisms for applications containing content exceeding the application’s age-based rating. If we are unable to adapt to such changes, this could adversely affect our platform’s access to and usage within those ecosystems. Moreover, if the number of platforms for which we develop our products expands, it will result in an increase in our operating expenses.
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
The risks and challenges relating to our DAUq metric are also applicable to our WAUq metric, and while we may consider and possibly disclose other metrics in the future, there may be additional challenges with accurately counting such metrics. For example, deduplicating screenviews across an entire week, such as with our WAUq metric, or across an entire month exacerbates the deduplication challenges described above. In certain cases, we may need to rely on estimation techniques to improve the accuracy of such metrics. The accuracy of these techniques will depend on the methodologies chosen, resulting in a metric that may not accurately reflect the monthly traffic to our platform.
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

Our cloud service infrastructure is run on our cloud services providers (“CSPs”), which are currently Amazon Web Services and Google Cloud Platform. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays, or outages in service availability due to a variety of factors, including outages at our CSPs. For example, a widespread Amazon Web Services outage on October 20, 2025, caused significant interruptions that rendered our platform temporarily inaccessible to users. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or data breaches or other security incidents or attacks. Our platform’s continuing and uninterrupted performance is critical to our success, and any disruption of, or interference with, our use of CSPs could impair our ability to deliver our solutions to our users, resulting in legal liability, user dissatisfaction, damage to our reputation, loss of users, and harm to our business. The level of service provided by our CSPs, or regular or prolonged interruptions in that service, could also impact the use of, and Redditors’ satisfaction with, our platform and could harm our business and reputation. Since our platform’s continuing and uninterrupted performance is important to our success, sustained or repeated system failures would reduce the attractiveness of our platform. In addition, hosting costs may increase as our user base grows, which could adversely affect our business, results of operations, financial condition, and prospects.
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
Further, a significant natural disaster or other catastrophic event, such as an earthquake, fire, flood, power outage, telecommunications failure, cyberattack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, pandemic or other public health crisis, or other catastrophic occurrence could adversely affect our business, results of operations, financial condition, and prospects. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Furthermore, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflict between Russia and Ukraine, the escalation of conflict in the Middle East, or tariffs or other trade restrictions by the United States and other countries, could have a broader impact that expands into other markets where we do business, which could adversely affect our business, vendors, partners, Redditors, or the economy as a whole. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services or disruptions in our activities or the activities of our vendors, partners, Redditors, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, results of operations, financial condition, and prospects.
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
The licensing of content for machine learning and AI training purposes is a novel business model without an established track record, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on this opportunity. Although we have negotiated content licensing agreements with a number of partners that are medium-term in length, to date, substantially all of the contract value associated with our licensing revenue is derived from two of our partners, and these arrangements may not be renewed, or they may be renewed based on less favorable terms, such as using fewer services at lower pricing. Our content licensing agreements are subject to terms and conditions, including API performance requirements, that we may be unable to meet. In addition, our existing content licensing agreements may be terminated, not renewed, or renewed on less favorable terms. The commercial market for LLMs may not develop or may be limited by regulation or other factors, and accordingly, the value of content for AI training purposes may be reduced over time, and we may also not be able to secure arrangements on similar terms, or at all, with any other licensees. While our content licensing arrangements include protections against abuse and misuse of Reddit content, we may be unable to adequately control the misbehavior of partners or adequately protect our reputation externally and with respect to our communities, which may expose us to legal or regulatory action.
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
Our mission—empower communities and make their knowledge accessible to everyone—and company values are a significant part of our business strategy and who we are as a company. We believe that Redditors value our commitment to our mission of open discourse. However, because we hold ourselves to such high standards, and because we believe Redditors and our moderators have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to our mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission. In addition, adhering to our mission may negatively affect our reputation. We remain under continued public scrutiny with regard to the moderation of content related to global elections and politics generally. For example, in February 2025, the Federal Trade Commission (“FTC”) held a public comment period on how technology platforms deny or degrade users’ access to services based on the content of users’ speech or their affiliations and Reddit was among the companies mentioned in the public comments that the FTC requested. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of Redditors.
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
Risks Related to Human Capital and Culture
We cannot assure you that we will effectively manage our growth or maintain our corporate culture as we grow.
Our employee headcount and the scope and complexity of our business has continued to increase with the number of full-time employees increasing to 2,555 as of December 31, 2025 from 2,233 as of December 31, 2024. The growth and expansion of our business and products create significant challenges for our management, including managing multiple relationships with Redditors, advertisers, partners, and other third parties, and constraining operational and financial resources. If our operations or the number of third-party relationships continue to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. We also believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture and successfully implement more scalable organization structures as we grow and evolve, it could negatively impact our ability to foster the innovation, creativity, and teamwork that we believe are important to support our growth. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, engage, and manage our employee base.
Further, although we expect to continue to grow our headcount in future periods, we have in the past implemented, and may in the future implement, organizational changes to pursue greater efficiency and realign our business and strategic priorities. We may not experience the anticipated benefits, in whole or in part, of such strategic reprioritizations, and the related organizational changes, including reductions in our workforce, could result in unintended consequences, such as decreased morale among remaining employees and reputational damage, which could make it more difficult for us to retain existing employees or hire new employees in the future, greater than anticipated costs, the loss of institutional knowledge and expertise, and increased difficulty managing the scale and complexity of our business. If we do not effectively redistribute the duties and obligations of departed employees among our remaining employees, or if employees who were not affected by the reduction in our workforce seek alternative employment, we could incur unplanned additional expenses to ensure adequate resourcing and our productivity and business could be harmed.
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
We receive, collect, store, maintain, transfer, submit, and otherwise process personal user, employee, advertiser, and other personal, confidential, or sensitive information, and data breaches and other data security incidents expose us to a risk of loss of, or unauthorized access to, this personal information, litigation, and potential liability. As such, we are an attractive target for data security attacks by third parties. Any actual or perceived failure to prevent or mitigate data security incidents or improper access to, or use, acquisition, disclosure, alteration, or destruction of, any such data could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain existing, or attract new users and advertisers, and disruption to our business. We rely on third-party providers to host or otherwise process some of our data and that of our users and advertisers, and any failure by such third party, or any other entity in our collective supply chain, to prevent or mitigate data security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, such information could have similar adverse consequences for us.
We have experienced in the past, and may in the future experience, cybersecurity attacks (including denial of service, phishing, social engineering, ransomware, malware, and integrity attacks), computer viruses, software bugs, internet interruptions, disruptions, or losses, spam or other attacks, breach by intentional or negligent conduct, theft or fraud on the part of employees or other third parties, including state-sponsored organizations with significant financial and technological resources, terrorism, improper operation, data loss, coding or configuration errors, credential stuffing, human error, natural disasters, and other security breaches, and as a result, unauthorized parties may impede or deny access to our platform or otherwise obtain access to our data or Redditors’ or advertisers’ data, including personal information. For example, in February 2023, we experienced a data security incident in which an attacker was able to obtain an employee’s login credentials to gain access to certain contact information, internal documents, source code, and other internal business information. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, engaging in coordinated information manipulation, or other objectionable ends. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attack. While we take efforts to protect our systems and data, including taking steps to protect the integrity of our APIs, there can be no assurance that our safety and security measures (and those of our third-party providers) will prevent damage to, or interruption or breach of, our information systems, data, and operations. Our technology may fail to adequately secure the personal information and other data we maintain, and we cannot entirely eliminate the risk of improper or unauthorized access to, or disclosure of, personal information and other data, other data security events that impact the integrity or availability of personal information or our systems and operations, or the related costs we may incur to mitigate and remediate the consequences from such events. We may also assume liabilities for breaches experienced by the companies we acquire. Additionally, we cannot guarantee that our cybersecurity insurance coverage would be sufficient to cover all applicable losses. Any systems failure or compromise of our security that results in the unauthorized access to, or release of, Redditors’ or advertisers’ data or disruption of access to our platform could significantly limit the use and adoption of our products and services, as well as harm our reputation and brand and, therefore, our business.
In addition, our products operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. There have been in the past, and may in the future be, significant attacks on certain of our third-party providers, such as the LastPass cybersecurity incidents in 2022. We cannot guarantee that our or our third-party providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of, or disruption to, our systems and networks or the systems and networks of third parties that support us and our services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, liability claims, reduced revenue, or harm to our reputation or competitive position. The natural sunsetting of third-party products and operating systems that we use requires that our infrastructure teams reallocate time and attention to migrations and updates, during which period potential security vulnerabilities could be exploited. Third-party risks may also include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate, and our ability to monitor our third-party providers’ data security practices are limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to, or disclosure, loss, destruction, disablement, or encryption of, use or misuse of, or modification of, data (including personal information), or enable us to obtain adequate or any reimbursement from our third-party providers in the event we should suffer any such data security-related incidents. Due to applicable laws, rules, and regulations, or contractual obligations, we may be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party provider’s software or systems, a failure of our third-party providers’ safeguards, policies, or procedures, or a breach of any third-party provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions.
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
We use open source software in our products and services and may continue to use open source software in the future. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public on unfavorable terms or at no cost. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract may allow our competitors to create similar products with lower development effort and time and, ultimately, could result in a loss of sales for us. Some open licenses include restrictions that do not readily conform to open source standards, such as “open weight” models which include more restrictive terms for certain uses or users, thereby creating uncertainty and risk on our reliance on such software or models. We could be required to obtain new licenses, pay additional fees, limit use, or even re-engineer products if we are found to exceed the scope of permitted use. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership, license rights, and other legal rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. or foreign courts or been fully addressed by legislation. It may be challenging to ascertain whether the authors of the original software had sufficient rights to support our usage of the software and data and models underlying the software. Authors of open source software we use may update the terms of open source licenses governing such software to commercial license terms that may require us to pay fees in order to continue using such software. In addition to intellectual property risks, the use of this software may exacerbate other risks, including cybersecurity and privacy risks and other rights issues. This could adversely affect our reputation and expose us to legal liability as well as contractual or regulatory risk.
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
We are subject to a variety of laws, rules, regulations, industry standards, and other legal obligations in the United States and abroad that involve matters central to our business, including those relating to content, intellectual property, rights of publicity, data privacy and security, advertising, machine learning and AI, marketing, distribution, competition, consumer protection, protection of minors, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, blockchain, and securities laws. The laws, rules, and regulations applicable to our business are stringent, evolving, and involve matters central to our business, and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations.
We expect increasing legal complexity and uncertainty regarding the use and regulation of content made available on platforms such as ours. We have faced, currently face, and will continue to face claims and governmental scrutiny relating to information or content that is published or made available on our platform. In particular, the nature of our business exposes us to claims and governmental scrutiny related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity, data privacy and security, personal injury torts, laws regulating hate speech or other types of content, online safety, sex trafficking, consumer protection, and breach of contract, among others. In the United States, there have been and will continue to be various U.S. Executive Branch, Congressional, and state-level efforts to regulate the content made available on platforms such as ours, and to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act. Our current protections from liability in the United States and other jurisdictions outside of the United States for content moderation decisions and third-party content posted on our platform could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs.
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented legislation and regulations imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, legislation in Germany and India has resulted and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Moreover, a recent ruling by Brazil’s Supreme Federal Court partially invalidated the country's pre-existing intermediary liability framework and introduced a new notice and takedown regime for a broad range of unlawful content and illegal ads, increasing legal and compliance risks in Brazil. Content-related legislation and regulations also have required us and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Union (the “EU”) Directive on Copyright in the Digital Single Market expands online platform liability for copyright infringement and regulates certain uses of news content online. The Dutch Media Authority has registered Reddit as a video-sharing platform service under the Dutch Media Act, which transposes the EU Audiovisual Media Service Directive into Dutch law. The expansion and complexity of laws and regulations like the Online Safety Acts in the United Kingdom (the “UK”) and Australia, the EU ePrivacy Directive, the EU Digital Services Act (the “DSA”), and others across the globe will increase our compliance costs and require changes to our processes and operations. The DSA imposes significant content moderation, notice, transparency, advertising, and child safety obligations, in addition to advertising restrictions and other requirements to protect consumers and their rights online, especially if a platform is determined to be a Very Large Online Platform. Further, there are regulations aimed at limiting minors’ access to online content, including adult content, or otherwise governing their treatment by online platforms, such as the Online Safety Acts in the UK and Australia, the Social Media Minimum Age law in Australia, and the Digital Majority Act in France. These regulations have prevented and could continue to prevent us from making our services available to certain users in certain jurisdictions, increase our costs of operations, and introduce technological challenges (such as requiring development and implementation of age collection and age or identity verification systems and parental controls), all of which could adversely affect our business, results of operations, financial condition, and prospects.
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
In addition, we are in the early stages of our content licensing efforts and are exploring content licensing opportunities where we believe the opportunity does not conflict with our values and the rights of Redditors. These programs may subject us to evolving approaches to the regulation of this data and implicate complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. Given the novel nature of these technologies and commercial arrangements, we have received and expect to continue to receive inquiries regarding our content licensing efforts from regulators. For example, the Dutch data protection authority, the Autoriteit Persoonsgegevens, has inquired about our content licensing efforts. Given the novel nature of these technologies and commercial arrangements, we are not surprised that regulators have expressed interest in this area. We do not believe that we have engaged in any unfair or deceptive trade practice, we expect to receive continued regulatory interest in our plans, and any regulatory engagement can be lengthy, unpredictable and may cause us to incur substantial costs. It is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
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
We receive, store, handle, transmit, use, and otherwise process personal and business information and other data from and about actual and prospective advertisers and users, as well as our employees, Redditors, and service providers. As a result, we and our handling of data are subject to complex and evolving laws, rules, regulations, contractual obligations, and industry standards relating to privacy and data security. In some cases, these laws, rules, and regulations by various federal, state, and foreign governmental authorities and agencies impose obligations directly on us as both a data controller and a data processor (or the equivalents thereof). These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations.
In the United States, laws, rules, and regulations governing data privacy and security include those enacted on a federal level, such as the Federal Trade Commission Act, and those enacted by certain states, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (the “CCPA”). Additionally, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to governmental authorities and affected individuals in connection with breaches of personal information. Non-compliance with these laws could result in regulatory action, including injunctions and statutory civil penalties, and a private right of action.
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
The trend towards more stringent privacy legislation creates the potential for a patchwork of overlapping but different laws, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. Such laws and regulations could also restrict our advertisers’ ability to run their businesses, which may, in turn, impact our business and operations. These laws, rules, and regulations may also impact our ability to expand advertising on our platform internationally, as they may impede our ability to deliver targeted advertising and accurately measure our ad performance.
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
We also expect increasing legal complexity and uncertainty regarding how and under what circumstances we can transfer, process, or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. These various developments in relation to international personal data transfers require us to implement new or revised documentation and processes, within the relevant time frames, and are subject to ongoing scrutiny and potential future challenge, leading to additional costs and increasing our overall risk exposure. For example, the EU and UK GDPR prohibit transfers of personal information from the European Economic Area (“EEA”) or UK to countries not formally deemed adequate by the European Commission or the UK Information Commissioner’s Office (“UK ICO”), respectively, including the U.S., unless particular compliance mechanisms (and, if necessary, certain safeguards) are implemented. The mechanisms that we and many other companies rely upon for EEA and UK data transfers (for example, standard contractual clauses or the EU-US Data Privacy Framework and the UK Extension to the EU-US Data Privacy Framework) are the subject of legal challenge, regulatory interpretation, and judicial decisions. While the U.S. and the EU reached agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the UK) and while we currently self-certify to the EU-US Data Privacy Framework, the Swiss-US Data Privacy Framework, and the UK Extension, there are legal challenges to this data transfer mechanism as well. We may suffer additional costs, complaints or regulatory investigations, inquiries, or fines, and we may be unable to operate material portions of our business in the EU or the UK, and/or stop using certain tools and vendors and make other operational changes, which would harm our business, results of operations, financial condition, and prospects if this data transfer mechanism or others are invalidated.
There are a number of legislative proposals or recently enacted or evolving laws in the United States, at both the federal and state level, and in the EU and the UK that could impose new obligations or limitations in areas affecting our business. In the EU and the UK, regulators are increasingly focusing on compliance with requirements directed towards the protection of children’s data online. For example, the UK ICO is conducting an investigation regarding Reddit’s use of age assurance measures and compliance with the UK GDPR. Further, EU national laws that implement the ePrivacy Directive (Directive 2002/58/EC concerning the processing of personal data and the protection of privacy in the electronic communications sector) may be replaced by separate, more targeted regulations, which may alter rules on tracking technologies, impose burdensome requirements surrounding obtaining consent and significantly increase fines for non-compliance. Regulators in other countries, for example, India, are enacting similar privacy laws and regulations that may impose additional obligations on our processing of data. If regulators start to enforce an increasingly strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.
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
We make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our websites, marketing materials and public statements, and in the event that a court or regulator finds these statements to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our advertisers and users to resist providing the data necessary to allow them to use our services effectively. In addition, although we endeavor to comply with our public statements and policies, we could at times fail to do so or be perceived to have failed to do so. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could negatively impact our business and operations.
We cannot assure you that any third-party providers with access to personal information and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under various data privacy and data protection laws, rules, and regulations, which could in turn adversely affect our business, results of operations, and financial condition. If our advertisers or third-party providers violate applicable laws, regulations, rules, or standards, or our policies or other privacy or security-related obligations, such violations may also put the information of our advertisers, users, third-party providers, or employees at risk. We cannot assure you that our contractual measures and our own privacy and data protection-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.
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
We are, and may become in the future, party to various lawsuits and claims arising in the normal course of business, which may include putative class action suits or other lawsuits or claims relating to privacy, securities and other regulatory matters, user consent, intellectual property and/or open source software, customer matters, our marketing and sales practices, content on our site, accessibility of our site, AI, content moderation and platform regulation, child safety, contracts, employment matters, or other aspects of our business. For a description of such material litigation, see Note 11—Commitments and Contingencies—Legal Matters to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Such lawsuits have in the past and may in the future result in us incurring significant expenses in settlement and litigation costs. Any negative outcome from any such lawsuits, claims, or settlement could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices and, accordingly, our business, results of operations, financial condition, or prospects could be adversely affected. There can be no assurances that a favorable final outcome will be obtained in all our cases, and any lawsuit, even defending unmerited claims, is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, results of operations, financial condition, and prospects.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge will continue to increase as we expand our operations globally. Changes in tax laws, issuance of new tax rulings, or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes, which in turn could adversely affect our results of operations and financial condition. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average annual adjusted financial statement income over a three-tax-year period in excess of $1 billion and an excise tax on certain stock repurchases by certain covered corporations. Repurchases of our common stock under the share repurchase program authorized by our Board of Directors in February 2026 could result in an excise tax liability, and we are continuing to evaluate the impact that such excise tax liability, if any, may have on our aggregate tax liability.
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
As of December 31, 2025, we had U.S. federal NOL carryforwards of approximately $1.7 billion and state NOL carryforwards of approximately $806.1 million available to offset future taxable income. Our state NOL carryforwards will begin to expire in 2026 if not utilized. Our federal NOL carryforwards can be carried forward indefinitely, with utilization limited to 80% of our taxable income. Realization of these NOL carryforwards depends on future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could adversely affect our results of operations.
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
As a public reporting company, we are subject to the rules and regulations established by the Securities and Exchange Commission (the "SEC"), the Sarbanes-Oxley Act, and the listing rules of the New York Stock Exchange (“NYSE”). These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and to obtain an opinion from our independent registered public accounting firm regarding the effectiveness of such internal controls. We anticipate that we will continue investing significant resources to enhance and maintain our financial and managerial controls, reporting systems, and procedures.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. If our management is unable to certify the effectiveness of our internal controls, our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control over financial reporting, we identify or fail to remediate material weaknesses in our internal controls, or we do not effectively or accurately report our financial performance to the appropriate regulators on a timely basis, we could be subject to regulatory scrutiny and a loss of investor confidence, which could adversely affect our business, results of operations, financial condition, and prospects, and could cause the market price of our Class A common stock to decline. In addition, we could become subject to investigations by the SEC and other regulatory authorities, which could require additional financial and management resources.
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
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of securities analysts, investors, and the financial community;
•any significant changes in our management or Board of Directors;
•investors’ or analysts’ views of our stock structure and the voting agreements entered into with certain of our stockholders;
•additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including the sale of shares to satisfy RSU-related tax obligations;
•any repurchases by us of our Class A common stock, including under our share repurchase program, on unfavorable terms or at all;
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Moreover, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We are currently subject to stockholder litigation, as described in Note 11—Commitments and Contingencies—Legal Matters to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and may be subject to additional such cases in the future. Securities litigation against us could result in substantial costs and divert our management’s attention and resources from our business.
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
We cannot guarantee that our share repurchase program will be fully implemented or that such program will enhance the long-term value of the share price of our Class A common stock.
In February 2026, our Board of Directors authorized a share repurchase program with authorization to purchase up to $1 billion of our Class A common stock (the “Share Repurchase Program”). Repurchases may be effected, from time to time, on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. Although the program has been authorized, there is no obligation for us to repurchase any specific dollar amount of stock.
The existence of the Share Repurchase Program could affect the price of our stock and could potentially reduce the market liquidity for our stock. Although the Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our Class A common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our Class A common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any share repurchase program.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our Board of Directors, entered into a voting agreement with each of (i) Advance Magazine Publishers Inc. ("Advance") and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. We estimate as of December 31, 2025, pursuant to such voting agreements, Mr. Huffman was entitled to vote shares representing approximately 75% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the Board of Directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.

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
Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2025, we had 139,218,373 shares of Class A common stock outstanding, 51,673,735 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
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
Further, as of December 31, 2025, we had 10,852,131 options outstanding that, if fully exercised, would result in the issuance of 9,320,333 shares of Class A common stock and 1,531,798 shares of Class B common stock, as well as 3,921,457 shares of Class A common stock and 448,577 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
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
Our amended and restated certificate of incorporation provides for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States is the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.
Our amended and restated certificate of incorporation provides, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware or other state courts of the State of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or our stockholders, (C) any action arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws, or (D) any action asserting a claim against us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States is, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, although there is uncertainty as to whether a court would enforce this provision; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims solely under the Exchange Act of 1934, as amended (the “Exchange Act”), from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or stockholders, which may discourage such claims against us or any of our directors, officers, or stockholders and result in increased costs for investors to bring such a claim. We believe these provisions may benefit us by providing increased consistency in the application of the Delaware General Corporation Law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, results of operations, financial condition, and prospects.
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
Our CISO, Fredrick Lee, has over twenty years of experience in information security, engineering, and other technology-related roles. Mr. Lee currently oversees Reddit’s Security, Privacy, Assurance, Corporate Engineering (“SPACE”) team, which is responsible for assessing and managing our material risks from cybersecurity threats. Our SPACE team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our SPACE team has a strong foundation of expertise, developed over years of experience in cybersecurity and engineering across diverse industries, including technology.
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
Item 3. Legal Proceedings
For information on certain litigation in which we are involved in, see Note 11—Commitments and Contingencies—Legal Matters of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Holders of Our Common Stock
As of December 31, 2025, there were approximately 28 stockholders of record of our Class A common stock, 27 stockholders of record of our Class B common stock, and no stockholders of record of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
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
The performance graph below shows the cumulative total return to our stockholders between March 21, 2024 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2025, in comparison to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the NYSE Composite, and the Dow Jones Internet Composite Index (“DJINET”). The graph assumes that $100 was invested in our Class A common stock and each index at their closing prices on March 21, 2024 and data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.
Recent Sales of Unregistered Securities
None.

Use of Proceeds
None.
Issuer Purchases of Equity Securities
There were no shares of our Class A common stock repurchased during the three months ended December 31, 2025.
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
The following discusses financial conditions and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Discussion of financial conditions and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on 10-K for the year ended December 31, 2024.
Highlights of 2025 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 121.4 million for the three months ended December 31, 2025, an increase of 19% year over year
•Average revenue per unique (“ARPU”) was $5.98 for the three months ended December 31, 2025, an increase of 42% year over year
Financial Results
•Revenue was $2.2 billion for the year ended December 31, 2025, an increase of 69% year over year
•Gross margin was 91.2% for the year ended December 31, 2025, as compared to 90.5% in the year ended December 31, 2024
•Operating expenses were $1.6 billion for the year ended December 31, 2025, as compared to $1.7 billion in the year ended December 31, 2024
•Net income (loss) was $529.7 million for the year ended December 31, 2025, as compared to $(484.3) million in the year ended December 31, 2024
•Adjusted EBITDA was $845.1 million for the year ended December 31, 2025, as compared to $298.0 million in the year ended December 31, 2024
•Net cash provided by operating activities was $690.9 million for the year ended December 31, 2025, as compared to $222.1 million in the year ended December 31, 2024
•Free Cash Flow was $684.2 million for the year ended December 31, 2025, as compared to $215.8 million in the year ended December 31, 2024
•Cash, cash equivalents, and marketable securities were $2.5 billion as of December 31, 2025
Business and Macroeconomic Conditions
In recent years, the global economy and other macroeconomic conditions, including concerns related to inflation and rising interest rates, tariffs, and geopolitical risks, have resulted in uncertainty in the advertising market and have impacted brands’ and agencies’ ability and willingness to invest in advertising. We expect that these macroeconomic conditions may continue to impact revenue growth in the near term, although we are unable to predict the duration or degree of such volatility with any certainty. In addition, we continue to experience competition both for advertising budgets and for user engagement, which could adversely impact our advertising revenue.
Since the continuing impact of these business and macroeconomic conditions on our results of operations and overall financial performance remains highly unpredictable, our past results may not be indicative of our future performance. Given the uncertainty, we are unable to predict the extent and duration of the impact of these conditions on our employees, users, and advertisers, or our business, results of operations, and financial condition.

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
During the three months ended December 31, 2023, we deployed further advances in our process used to identify and address activity by users and visitors, including web crawlers and scrapers. As we identify automated agents, we remove them from our DAUq count prospectively and do not recalculate DAUq for prior periods if we assess such impact to be immaterial. As we have continued to improve our capabilities to identify suspicious traffic, we have not seen this methodology materially impact trends in DAUq from quarter to quarter. Year over year and quarter over quarter activity can also fluctuate due to various internal and external factors.
Historically we monitored logged-in DAUq, which we define as a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a 24-hour period and was logged in to a registered account. We measured logged-in DAUq because these users tend to have higher engagement and spend more time on our platform compared to users who are not logged in to a registered account. However, as our business has scaled and our product strategy has evolved, our focus has shifted to delivering immediate value for all users and enabling them to engage with content on Reddit, regardless of whether they are logged in or logged out. As a result, management primarily uses total DAUq and DAUq by geography for managing the business and for evaluating our core operating performance. Therefore, beginning in the quarter ended September 30, 2026, we will no longer report logged-in and logged-out DAUq.

Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	37%	51%	47%	39%	31%	21%	19%	19%
Logged-in DAUq YoY Growth:	27%	31%	27%	27%	23%	17%	14%	10%

Total DAUq YoY Growth:	45%	59%	51%	32%	21%	11%	7%	9%	Total DAUq YoY Growth:	30%	44%	44%	46%	41%	32%	31%	28%
Logged-in DAUq YoY Growth:	27%	32%	29%	24%	19%	12%	7%	5%	Logged-in DAUq YoY Growth:	28%	30%	26%	29%	27%	22%	19%	14%
We assess both year over year and quarter over quarter growth of DAUq in each period.
In the three months ended December 31, 2025, global DAUq grew 19% compared to the prior year period, driven by 9% growth in DAUq in the United States and 28% growth in DAUq in the rest of world. Global DAUq grew 5% compared to the prior quarter period, driven by 2% growth in DAUq in the United States and 7% growth in DAUq in the rest of world. The growth in global DAUq in the three months ended December 31, 2025 compared to the prior year period and prior quarter period was primarily driven by traction in our growth strategies, particularly in machine translation and marketing.
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
During the three months ended December 31, 2023, we deployed further advances in our process used to identify and address activity by users and visitors, including web crawlers and scrapers. As we identify automated agents, we remove them from our WAUq count prospectively and do not recalculate WAUq for prior periods if we assess such impact to be immaterial. As we have continued to improve our capabilities to identify suspicious traffic, we have not seen this methodology materially impact trends in WAUq from quarter to quarter.

Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	40%	57%	53%	42%	31%	22%	21%	24%
DAUq/WAUq:	27%	27%	27%	27%	27%	27%	26%	26%

WAUq YoY Growth:	53%	68%	58%	31%	18%	8%	6%	12%	WAUq YoY Growth:	30%	48%	48%	52%	44%	35%	37%	34%
In the three months ended December 31, 2025, global WAUq grew 24% compared to the prior year period, driven by 12% growth in WAUq in the United States and 34% growth in WAUq in the rest of world. In the three months ended December 31, 2025, global WAUq increased 6% compared to the prior quarter period, driven by 3% growth in WAUq in the United States and 9% growth in WAUq in the rest of world. For the three months ended December 31, 2025, the proportion of DAUq to WAUq was 26%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the year ended December 31, 2025, we recorded revenue of $2.2 billion, as compared to revenue of $1.3 billion for the year ended December 31, 2024, representing an increase of 69% compared to the prior year period.

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
Quarterly ARPU
(in dollars)

YoY Growth:	8%	2%	14%	23%	23%	47%	41%	42%
QoQ Growth:	(14)%	5%	16%	18%	(14)%	25%	11%	19%

YoY Growth:	3%	(5)%	12%	28%	31%	59%	54%	53%	YOY Growth:	10%	17%	16%	25%	22%	40%	39%	38%
QoQ Growth:	(13)%	4%	19%	20%	(11)%	26%	15%	19%	QoQ Growth:	(18)%	13%	6%	27%	(20)%	29%	6%	26%

During the three months ended December 31, 2025, ARPU was $5.98, an increase of 42% compared to $4.21 for the prior year period, United States ARPU was $10.79, compared to $7.04 for the prior year period, and rest of world ARPU was $2.31, compared to $1.67 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in impressions delivered, and to a lesser extent, an increase in pricing. The increase in global ARPU compared to the prior quarter period was due primarily to an increase in advertising revenue driven by an increase in pricing, and to a lesser extent, an increase in impressions delivered.
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
The following table presents a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$529,721	$(484,276)	$(90,824)
Add (deduct):
Interest (income) expense, net	(86,722)	(78,121)	(53,281)
Income tax expense (benefit)	(1,031)	(931)	3,801
Depreciation and amortization(1)	15,948	15,643	13,702
Stock-based compensation expense and related taxes(2)	387,141	842,932	49,086
Restructuring costs(3)	—	—	8,098
Other (income) expense, net	16	2,760	143
Adjusted EBITDA	$845,073	$298,007	$(69,275)
________________

(1)Includes depreciation and amortization as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$—	$—	$152
Research and development	10,155	9,520	8,001
Sales and marketing	4,934	4,847	4,340
General and administrative	859	1,276	1,209
Depreciation and amortization	$15,948	$15,643	$13,702
(2)Includes stock-based compensation expense and related taxes as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$875	$620	$101
Research and development	238,135	464,858	24,334
Sales and marketing	50,053	87,445	5,678
General and administrative	98,078	290,009	18,973
Stock-based compensation expense and related taxes	$387,141	$842,932	$49,086
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$690,875	$222,068	$(75,114)
Less:
Purchases of property and equipment	(6,706)	(6,248)	(9,724)
Free Cash Flow	$684,169	$215,820	$(84,838)
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Year ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$2,202,506	$1,300,205	$804,029	$902,301	69%	$496,176	62%
Net income (loss)	529,721	(484,276)	(90,824)	1,013,997	NM	(393,452)	NM
Adjusted EBITDA(1)	845,073	298,007	(69,275)	547,066	184%	367,282	NM
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
We also generate revenue from content licensing and products sold directly to users. In our content licensing arrangements, we provide customers with the right to access content from our platform over the contractual period. We recognize content licensing revenue as our content partners consume and benefit from their use of the licensed content, which is generally ratably over the license period. Revenue from other products sold directly to users, including Reddit Premium and Reddit Gold, was not material for the periods presented.
Cost of Revenue
Cost of revenue consists primarily of payments to third parties for the cost of hosting and supporting our mobile applications and website. In addition, cost of revenue includes expenses directly associated with the delivery of our advertising and other services, including advertising targeting and measurement services, credit card and other transaction processing fees, and payments to our content partners. Cost of revenue also consists of employee-related costs, including salaries, benefits, and stock-based compensation.
Research and Development Expenses
Research and development expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for engineers and other employees engaged in the research, design, and development of new and existing products. Research and development expenses also include hosting costs associated with internal research and development activities, as well as professional services, allocated facilities, and other supporting overhead costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for employees engaged in sales, sales support, business and brand development, marketing, and customer service functions. Sales commissions are expensed as incurred in sales and marketing expenses as the expected period of benefit is one year or less. Sales and marketing expenses also include costs incurred for advertising, marketing, and other promotional expenditures, as well as professional services, allocated facilities, and other supporting overhead costs.
General and Administrative Expenses
General and administrative expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for certain executives as well as employees engaged in finance, legal, human resources, information technology, and other administrative teams. General and administrative expenses also include costs incurred for professional services, non-income based taxes, insurance, allocated facilities, and other supporting overhead costs.
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$2,202,506	$1,300,205	$804,029
Costs and expenses:
Cost of revenue	194,216	123,595	111,011
Research and development	783,145	935,152	438,346
Sales and marketing	503,863	350,579	230,175
General and administrative	279,298	451,447	164,658
Total costs and expenses	1,760,522	1,860,773	944,190
Income (loss) from operations	441,984	(560,568)	(140,161)
Other income (expense), net	86,706	75,361	53,138
Income (loss) before income taxes	528,690	(485,207)	(87,023)
Income tax expense (benefit)	(1,031)	(931)	3,801
Net income (loss)	$529,721	$(484,276)	$(90,824)
Adjusted EBITDA(1)	$845,073	$298,007	$(69,275)
Net cash provided by (used in) operating activities	$690,875	$222,068	$(75,114)
Free Cash Flow(2)	$684,169	$215,820	$(84,838)
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
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year ended December 31,
	2025	2024	2023
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	9	10	14
Research and development	35	72	55
Sales and marketing	23	27	29
General and administrative	13	35	20
Total costs and expenses	80	144	118
Income (loss) from operations	20	(44)	(18)
Other income (expense), net	4	6	7
Income (loss) before income taxes	24	(38)	(11)
Income tax expense (benefit)	0	0	0
Net income (loss)	24%	(38)%	(11)%

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenue	$2,202,506	$1,300,205	$902,301	69%
Revenue for the year ended December 31, 2025 increased by $902.3 million, or 69%, compared to the prior year. The growth in revenue was due primarily to an increase in advertising revenue driven by an increase in impressions delivered and to a lesser extent, an increase in pricing. In addition, other revenues increased as a result of content licensing agreements executed in 2024 and 2025.
Cost of Revenue

	Year ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$194,216	$123,595	$70,621	57%
Cost of revenue for the year ended December 31, 2025 increased by $70.6 million, or 57%, compared to the prior year. The increase in cost of revenue was primarily attributable to increased hosting usage to support product enhancements and user growth on our platform, as well as an increase in other services related to advertising, partially offset by lower hosting prices.
Research and Development Expenses

	Year ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development	$783,145	$935,152	$(152,007)	(16)%
Research and development expenses for the year ended December 31, 2025 decreased by $152.0 million, or 16%, compared to the prior year. The decrease was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity-based vesting condition recognized in the prior year period, partially offset by an increase in other employee-related costs and an increase in hosting costs associated with internal research and development activities in the current period.
Sales and Marketing Expenses

	Year ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$503,863	$350,579	$153,284	44%
Sales and marketing expenses for the year ended December 31, 2025 increased by $153.3 million, or 44%, compared to the prior year. The increase was due primarily to an increase in user and brand marketing expenses and in employee-related costs, driven in part by an increase in headcount. The increase was partially offset by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity-based vesting condition recognized in the prior year period.

General and Administrative Expenses

	Year ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$279,298	$451,447	$(172,149)	(38)%
General and administrative expenses for the year ended December 31, 2025 decreased by $172.1 million, or 38%, compared to the prior year. The decrease was driven primarily by the cumulative catch-up upon IPO of stock-based compensation expense and related taxes for RSUs with a liquidity-based vesting condition recognized in the prior year period.
Other Income (Expense), Net

	Year ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$86,706	$75,361	$11,345	15%
Other income (expense), net for the year ended December 31, 2025 increased by $11.3 million, or 15%, compared to the prior year. The increase was primarily due to higher interest earned on our cash and investments driven by a higher invested balance.
Income Tax Expense (Benefit)

	Year ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Income tax expense (benefit)	$(1,031)	$(931)	$(100)	11%

Income tax expense (benefit) for the year ended December 31, 2025 decreased by $0.1 million, or 11%, compared to the prior year. The income tax benefit in both periods was primarily attributable to an excess tax benefit from stock-based compensation in a foreign subsidiary.
Liquidity and Capital Resources
We have historically financed our operations primarily through net proceeds from the sale of convertible preferred stock and payments received from our customers. Additionally, in March 2024, we completed our IPO, which resulted in net proceeds of $600.0 million after deducting underwriting discounts and commissions of $31.6 million. We began generating net positive operating cash flows in 2024. Our primary uses of cash are employee-related costs and the cost of operating our mobile applications and website.
As of December 31, 2025, we had $2.5 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, time deposits, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. As of December 31, 2025, approximately 2% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of December 31, 2025, we have issued three letters of credit, two of which are denominated in a foreign currency, for an aggregate of $5.3 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.7 million. The aggregate available balance under the Revolving Credit Facility was $494.7 million as of December 31, 2025.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of December 31, 2025.
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
On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion.
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$690,875	$222,068	$(75,114)
Net cash provided by (used in) investing activities	(218,889)	(440,687)	41,291
Net cash provided by (used in) financing activities	(80,559)	379,535	(811)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$391,427	$160,916	$(34,634)
Free Cash Flow(1)	$684,169	$215,820	$(84,838)
_________________
(1)See “Non-GAAP Financial Measures—Free Cash Flow” for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Operating Activities
Net cash provided by operating activities was $690.9 million in the year ended December 31, 2025, resulting primarily from net income of $529.7 million in the year ended December 31, 2025, adjustments for non-cash items, primarily related to stock-based compensation expense of $343.2 million, and an increase in accounts payable and accrued expenses and other liabilities of $108.9 million due to timing of payments. These increases were partially offset by an increase in accounts receivable of $241.4 million related to an increase in advertising revenue, an increase in prepaid expenses and other assets of $37.1 million due to timing of prepayments, and amortization of premium (accretion of discount) on marketable securities, net, of $(28.2) million. Net cash provided by operating activities was $222.1 million in the year ended December 31, 2024, resulting primarily from adjustments for non-cash items, primarily related to stock-based compensation expense of $801.6 million, and an increase in accrued expenses and other liabilities of $59.3 million due to timing of payments. These increases were partially offset by net loss of $(484.3) million, an increase in accounts receivable of $104.3 million related to an increase in advertising revenue, and amortization of premium (accretion of discount) on marketable securities, net, of $(43.4) million.
Investing Activities
Net cash used in investing activities was $(218.9) million in the year ended December 31, 2025, primarily due to additional purchases of marketable securities of $2.3 billion, partially offset by maturities and proceeds from sale of marketable securities of $2.1 billion. Net cash used in investing activities was $(440.7) million in the year ended December 31, 2024, primarily due to additional purchases of marketable securities of $2.0 billion and cash paid for acquisitions, net of cash acquired of $17.1 million, partially offset by maturities of marketable securities of $1.6 billion.
Financing Activities
Net cash used in financing activities was $(80.6) million in the year ended December 31, 2025 and consisted primarily of cash payments for taxes paid related to net share settlement of restricted stock units of $104.0 million, partially offset by proceeds from exercises of employee stock options of $25.1 million. Net cash provided by financing activities was $379.5 million in the year ended December 31, 2024 and consisted primarily of cash proceeds from the issuance of Class A common stock in our IPO, net of underwriting discounts and commissions, of $600.0 million and proceeds from exercises of employee stock options of $89.0 million, partially offset by taxes paid related to net share settlement of restricted stock units of $294.6 million.
Free Cash Flow
Free Cash Flow was $684.2 million for the year ended December 31, 2025, and was composed of net cash provided by operating activities, resulting primarily from net income and adjustments for non-cash items, partially offset by changes in working capital. Free Cash Flow was $215.8 million for the year ended December 31, 2024, and was composed of net cash provided by operating activities, resulting primarily from adjustments for non-cash items, partially offset by net loss and changes in working capital. Free Cash Flow also included purchases of property and equipment of $6.7 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the increase in Free Cash Flow as compared to the prior year was driven primarily by the increase in cash provided by operating activities.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2025:

	Total	Less than 1 Year	1–3 Years	3–5 Years
	(in thousands)
Operating leases	$26,000	$8,779	$15,721	$1,500
Purchase commitments	372,179	206,953	165,226	—
Total	$398,179	$215,732	$180,947	$1,500
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

The critical accounting estimates, assumptions, and judgments that we believe to have the most significant impact on our consolidated financial statements are described below. Refer to Note 2—Basis of Presentation and Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on other significant accounting policies.
Revenue Recognition
We generate a majority of our revenue through the sale of advertising on our mobile applications and website. Other revenue consists of revenue from content licensing and products sold directly to users.
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
In our content licensing arrangements, we provide customers with the right to access content from our platform over the contractual period. The transaction price in content licensing arrangements is generally a fixed fee or usage-based fee. We recognize content licensing revenue as our content partners consume and benefit from their use of the licensed content, which is generally ratably over the license period. Revenue from products sold directly to users, including Reddit Premium and Reddit Gold, was not material for the periods presented.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $953.6 million and $562.1 million as of December 31, 2025 and 2024, respectively. We had marketable securities of $1.5 billion and $1.3 billion as of December 31, 2025 and 2024, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, time deposits, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.

Foreign Currency Risk
For the years ended December 31, 2025 and 2024, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the years ended December 31, 2025 and 2024, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to grow international operations, our exposure to foreign currency risk will become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the years ended December 31, 2025 and 2024, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Reddit, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Reddit, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Sufficiency of audit evidence over ad delivery used in advertising revenue
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company generated $2.1 billion of advertising revenue for the year ended December 31, 2025. The Company generates the majority of its revenues through the sale of advertising on the Company’s website and mobile applications. Advertising revenue is recognized after transferring control of the promised goods or services to customers, which occurs when a user clicks on an ad contracted on a cost per click basis, views an ad contracted on a cost per thousand impressions basis, views a video ad contracted on a cost per view basis, or on a fixed fee basis, based upon ad delivery over the service period.
We identified the evaluation of the sufficiency of audit evidence over advertising revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence over advertising revenue due to the proprietary IT system used to capture and track ad delivery and the quantity of ad impressions used in revenue recognition. Specialized skills and knowledge were needed to test the IT system used for the capture and tracking of ad delivery used to process and record advertising revenue.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over advertising revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s advertising revenue recognition process, including controls related to the accurate capture and tracking of ad delivery. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT application controls and general IT controls used by the Company to accurately capture and track delivery quantity of ad impressions. We performed a software-assisted data analysis to test relationships among certain revenue transactions. For a selection of advertising revenue transactions, we assessed the recorded revenue by comparing the amounts recognized for consistency with underlying documentation, including contract terms, ads delivered, accounts receivable, and subsequent cash received, if applicable. For certain customers, we assessed the recorded advertising revenue by comparing total cash received during the year, adjusted for reconciling items, to the advertising revenue recognized. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
February 5, 2026

Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$953,569	$562,092
Marketable securities	1,523,242	1,278,717
Accounts receivable, net	590,162	349,534
Prepaid expenses and other current assets	69,012	33,058
Total current assets	3,135,985	2,223,401
Property and equipment, net	12,710	12,652
Operating lease right-of-use assets, net	20,788	23,249
Intangible assets, net	15,521	25,424
Goodwill	42,174	42,174
Other noncurrent assets	11,995	9,695
Total assets	$3,239,173	$2,336,595
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$62,929	$45,423
Operating lease liabilities	7,023	6,137
Accrued expenses and other current liabilities	201,331	124,464
Total current liabilities	271,283	176,024
Operating lease liabilities, noncurrent	16,191	20,565
Other noncurrent liabilities	22,661	9,257
Total liabilities	310,135	205,846
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000,000 authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 shares authorized as of December 31, 2025 and 2024; 139,218,373 and 125,001,880 shares issued and outstanding as of December 31, 2025 and 2024, respectively	14	12
Class B common stock, par value $0.0001 per share; 140,000,000 shares authorized as of December 31, 2025 and 2024; 51,673,735 and 55,314,099 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	5
Class C common stock, par value $0.0001 per share; 100,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	3,595,772	3,331,546
Accumulated other comprehensive income (loss)	4,364	24
Accumulated deficit	(671,117)	(1,200,838)
Total stockholders’ equity (deficit)	2,929,038	2,130,749
Total liabilities and stockholders’ equity (deficit)	$3,239,173	$2,336,595
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue	$2,202,506	$1,300,205	$804,029
Costs and expenses:
Cost of revenue	194,216	123,595	111,011
Research and development	783,145	935,152	438,346
Sales and marketing	503,863	350,579	230,175
General and administrative	279,298	451,447	164,658
Total costs and expenses	1,760,522	1,860,773	944,190
Income (loss) from operations	441,984	(560,568)	(140,161)
Other income (expense), net	86,706	75,361	53,138
Income (loss) before income taxes	528,690	(485,207)	(87,023)
Income tax expense (benefit)	(1,031)	(931)	3,801
Net income (loss)	$529,721	$(484,276)	$(90,824)
Net income (loss) per share attributable to Class A and Class B common stock (Note 4)
Basic	$2.84	$(3.33)	$(1.54)
Diluted	$2.62	$(3.33)	$(1.54)
Weighted-average shares of Class A and Class B common stock used to compute net income (loss) per share attributable to common stockholders
Basic	186,383,271	145,472,389	59,138,086
Diluted	202,107,978	145,472,389	59,138,086
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$529,721	$(484,276)	$(90,824)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	954	258	4,606
Change in foreign currency translation adjustment	3,386	(1,048)	—
Net comprehensive income (loss)	$534,061	$(485,066)	$(86,218)
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Total Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	73,021,449	$1,853,492	6,381,936	$—	51,410,111	$6	$250,460	$(3,792)	$(625,738)	$(379,064)
Issuance of common stock upon exercise of stock options, net	—	—	489,959	—	2,494,093	—	8,390	—	—	8,390
Issuance of common stock upon settlement of restricted stock units, net	—	—	227,805	—	—	—	(4,320)	—	—	(4,320)
Stock-based compensation expense	—	—	—	—	—	—	47,598	—	—	47,598
Vesting of early exercised stock options	—	—	—	—	—	—	692	—	—	692
Net income (loss)	—	—	—	—	—	—	—	—	(90,824)	(90,824)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	4,606	—	4,606
Balance as of December 31, 2023	73,021,449	$1,853,492	7,099,700	$—	53,904,204	$6	$302,820	$814	$(716,562)	$(412,922)
Issuance of common stock upon exercise of stock options, net	—	—	10,979,938	—	4,038,255	—	88,972	—	—	88,972
Issuance of common stock upon settlement of restricted stock units, net	—	—	11,501,630	1	1,002,455	—	(294,572)	—	—	(294,571)
Conversion of Class B common stock to Class A common stock	—	—	71,548,247	8	(71,548,247)	(8)	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(73,021,449)	(1,853,492)	5,104,017	1	67,917,432	7	1,853,486	—	—	1,853,494
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	18,576,527	2	—	—	576,266	—	—	576,268
Issuance of Class A common stock in connection with acquisitions	—	—	191,821	—	—	—	2,786	—	—	2,786
Stock-based compensation expense	—	—	—	—	—	—	801,646	—	—	801,646
Vesting of early exercised stock options	—	—	—	—	—	—	142	—	—	142
Net income (loss)	—	—	—	—	—	—	—	—	(484,276)	(484,276)
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	(790)	—	(790)
Balance as of December 31, 2024	—	$—	125,001,880	$12	55,314,099	$5	$3,331,546	$24	$(1,200,838)	$2,130,749
Issuance of common stock upon exercise of stock options, net	—	—	2,179,307	1	1,653,969	—	25,075	—	—	25,076
Issuance of common stock upon settlement of restricted stock units, net	—	—	6,639,347	1	103,506	—	(104,029)	—	—	(104,028)
Conversion of Class B common stock to Class A common stock	—	—	5,397,839	—	(5,397,839)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	343,180	—	—	343,180
Net income (loss)	—	—	—	—	—	—	—	—	529,721	529,721
Change in other comprehensive income (loss)	—	—	—	—	—	—	—	4,340	—	4,340
Balance as of December 31, 2025	—	$—	139,218,373	$14	51,673,735	$5	$3,595,772	$4,364	$(671,117)	$2,929,038
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$529,721	$(484,276)	$(90,824)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,948	15,643	13,702
Non-cash operating lease cost	6,197	4,110	11,359
Amortization of premium (accretion of discount) on marketable securities, net	(28,214)	(43,400)	(27,442)
Stock-based compensation expense	343,180	801,646	47,598
Other adjustments	848	(4,187)	484
Changes in operating assets and liabilities:
Accounts receivable	(241,356)	(104,280)	(53,318)
Prepaid expenses and other assets	(37,082)	(19,485)	3,878
Operating lease right-of-use assets and liabilities	(7,224)	(2,397)	(5,758)
Accounts payable	18,166	(570)	12,470
Accrued expenses and other liabilities	90,691	59,264	12,737
Net cash provided by (used in) operating activities	$690,875	$222,068	$(75,114)
Cash flows from investing activities
Purchases of property and equipment	(6,706)	(6,248)	(9,724)
Purchases of marketable securities	(2,298,397)	(1,996,725)	(1,259,854)
Maturities of marketable securities	2,065,971	1,573,602	1,273,159
Proceeds from sale of marketable securities	17,234	—	37,538
Cash paid for acquisitions, net of cash acquired	—	(17,137)	—
Other investing activities	3,009	5,821	172
Net cash provided by (used in) investing activities	$(218,889)	$(440,687)	$41,291
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	—	600,022	—
Proceeds from exercise of employee stock options	25,075	88,972	8,428
Taxes paid related to net share settlement of restricted stock units	(104,028)	(294,573)	(4,320)
Payments of initial public offering costs	—	(8,775)	(1,441)
Other financing activities	(1,606)	(6,111)	(3,478)
Net cash provided by (used in) financing activities	$(80,559)	$379,535	$(811)
Net increase (decrease) in cash, cash equivalents, and restricted cash	391,427	160,916	(34,634)
Cash, cash equivalents, and restricted cash at the beginning of the period	562,142	401,226	435,860
Cash, cash equivalents, and restricted cash at the end of the period	$953,569	$562,142	$401,226
Cash and cash equivalents	953,569	562,092	401,176
Restricted cash	—	50	50
Total cash, cash equivalents, and restricted cash	$953,569	$562,142	$401,226
Supplemental disclosure of noncash financing and investing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$1,853,492	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$23,754	$—
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
Revenue Recognition
We generate a majority of our revenue through the sale of advertising on our mobile applications and website. Other revenue consists of revenue from content licensing and products sold directly to users.

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
Other Revenue
In our content licensing arrangements, we provide customers with the right to access content from our platform over the contractual period. The transaction price in content licensing arrangements is generally a fixed fee or usage-based fee. We recognize content licensing revenue as our content partners consume and benefit from their use of the licensed content, which is generally ratably over the license period. Revenue from products sold directly to users, including Reddit Premium and Reddit Gold, was not material for the periods presented.
Cost of Revenue
Cost of revenue consists primarily of payments to third parties for the cost of hosting and supporting our mobile applications and website. In addition, cost of revenue includes expenses directly associated with the delivery of our advertising and other services, including advertising targeting and measurement services, credit card and other transaction processing fees, and payments to our content partners. Cost of revenue also consists of employee-related costs, including salaries, benefits, and stock-based compensation.
Research and Development Expenses
Research and development expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for engineers and other employees engaged in the research, design, and development of new and existing products. Research and development expenses also include hosting costs associated with internal research and development activities, as well as professional services, allocated facilities, and other supporting overhead costs.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for employees engaged in sales, sales support, business and brand development, marketing, and customer service functions. Sales commissions are expensed as incurred in sales and marketing expenses as the expected period of benefit is one year or less. Sales and marketing expenses also include costs incurred for advertising, marketing, and other promotional expenditures, as well as professional services, allocated facilities, and other supporting overhead costs.

Reddit, Inc.
Notes to the Consolidated Financial Statements

General and Administrative Expenses
General and administrative expenses consist primarily of employee-related costs including salaries, benefits, and stock-based compensation for certain executives as well as employees engaged in finance, legal, human resources, information technology, and other administrative teams. General and administrative expenses also include costs incurred for professional services, non-income based taxes, insurance, allocated facilities, and other supporting overhead costs.
Advertising Costs
Advertising costs are expensed as incurred and were $102.4 million for the year ended December 31, 2025. Advertising costs were immaterial for the years ended December 31, 2024 and 2023.
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
Functional Currency
Generally, the U.S. dollar is the functional currency for our subsidiaries, and therefore, foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates at the balance sheet date and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. For those foreign subsidiaries where the local currency is the functional currency, we translate the financial statements to U.S. dollars at exchange rates at the balance sheet date for assets and liabilities and at monthly average exchange rates for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). Net foreign exchange gains and losses were not material for the years ended December 31, 2025, 2024, and 2023.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of highly liquid investments with original maturities of 90 days or less from the date of purchase. We define restricted cash as cash that cannot be withdrawn or used for general operating activities. Restricted cash is classified as current or noncurrent assets based on the contractual or estimated term of the remaining restriction. As of December 31, 2024, restricted cash included in other noncurrent assets in the consolidated balance sheets was not material.
Marketable Securities
We hold investments in marketable securities consisting of U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. We classify our marketable securities as available-for-sale investments in current assets because they represent investments available for current operations. Our

Reddit, Inc.
Notes to the Consolidated Financial Statements

available-for-sale investments are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Expected losses from credit related impairment, if any, are recognized through an allowance for credit losses and adjusted each period for changes in credit risk. Gains or losses on the sale or maturities of marketable securities are determined using the specific identification method and recorded in other income (expense), net in our consolidated statements of operations.
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
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount, net of any allowance for doubtful accounts due to expected credit losses and potentially uncollectible receivables. We apply a “single loss” rate approach to the overall accounts receivable portfolio and also evaluate the aging, historical write-offs, and collectability of accounts receivable on a customer-by-customer basis. The allowance for doubtful accounts was immaterial as of December 31, 2025 and 2024.
Contract Assets
When revenue recognition exceeds the amounts billable on a contract, the difference is recorded as an unbilled receivable if there is an unconditional right to bill in the future or as a contract asset if the right is conditional upon something other than the passage of time. Unbilled receivables are included within accounts receivable, net. The current portion of contract assets are included within prepaid expenses and other current assets and the noncurrent portion of contract assets are included within other noncurrent assets on the consolidated balance sheets. Contract assets were not material as of December 31, 2025 and 2024.
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
Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term discounted using our incremental borrowing rate. Operating lease right-of-use assets also include any lease payments made and exclude lease incentives. As our leases do not provide an implicit rate, the incremental borrowing rate used is estimated based on what we would have to pay on a collateralized basis over a similar term as the lease. Lease payments include fixed payments and any variable payments based on an index or rate, and are recognized as lease expense on a straight-line basis over the term of the lease.

Reddit, Inc.
Notes to the Consolidated Financial Statements

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
Goodwill
Goodwill represents the excess of the aggregate purchase consideration over the fair value of net assets acquired in a business combination. We perform our annual impairment test on October 1. We also test for impairment whenever events or circumstances indicate that the fair value of goodwill has been impaired. Our impairment tests are based on a single operating segment and reporting unit structure. No impairment charges were recorded during the years ended December 31, 2025, 2024, and 2023.
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
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. We maintain cash and cash equivalents with several financial institutions. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risks exist with respect to these balances. We maintain investments in U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, time deposits, commercial paper,

Reddit, Inc.
Notes to the Consolidated Financial Statements

and money market accounts that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances.
No customer accounted for greater than 10% of our revenues for the years ended December 31, 2025, 2024, and 2023. No customer accounted for greater than 10% of our accounts receivable as of December 31, 2025 and 2024.
Segments
We have determined that we have a single operating segment. Our Chief Executive Officer is our chief operating decision maker who evaluates performance and makes operating decisions about allocating resources based on consolidated financial data.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. This standard also requires certain disaggregated disclosures related to income from continuing operations, income tax expense, and income taxes paid. We adopted this standard effective January 1, 2025 on a prospective basis. Adoption of this standard resulted in changes to the effective tax rate reconciliation as reflected in Note 15—Income Taxes.
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
3. Revenue
The following table represents our revenue disaggregated by source:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Advertising revenue	$2,062,480	$1,185,456	$788,782
Other revenue	140,026	114,749	15,247
Total revenue	$2,202,506	$1,300,205	$804,029

Reddit, Inc.
Notes to the Consolidated Financial Statements

The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
United States	$1,785,554	$1,063,556	$651,378
Rest of world(1)	416,952	236,649	152,651
Total revenue	$2,202,506	$1,300,205	$804,029
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the years ended December 31, 2025, 2024, and 2023.
Deferred revenue was $18.1 million and $14.9 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024, and 2023, substantially all of the beginning deferred revenue balance was recognized as revenue during the respective period.
As of December 31, 2025, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year was $143.7 million. This amount consists primarily of long-term content licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $118.9 million in 2026 and $24.8 million in 2027.
4. Net Income (Loss) per Share
We compute net income (loss) per share of Class A and Class B common stock using the two-class method required for multiple classes of common stock and participating securities. Prior to our IPO, our participating securities included Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock, as the holders of these series of preferred stock were entitled to receive noncumulative dividends subject to certain requirements at an annual rate of 8% of the respective original issue price then in effect in the event that a dividend was paid on common stock.
In connection with our IPO, our Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, and Series F preferred stock converted on a one-to-one basis into 67,917,432 shares of Class B common stock, and our Series F-1 preferred stock converted on a one-to-one basis into 5,104,017 shares of Class A common stock. For the year ended December 31, 2024, these shares were weighted in the denominator of net income (loss) per share for Class A and Class B common stock for the portion of the time outstanding subsequent to our IPO.
The holders of Series A, Series A-1, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series F-1 convertible preferred stock did not have a contractual obligation to share in our losses. As such, our net loss for the year ended December 31, 2023 was not allocated to these participating securities.

Reddit, Inc.
Notes to the Consolidated Financial Statements

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stock:

	Year ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$376,971	$152,750	$(231,631)	$(252,645)	$(11,033)	$(79,791)
Denominator:
Basic weighted-average common shares outstanding	132,637,767	53,745,504	69,580,048	75,892,341	7,183,723	51,954,363
Basic income (loss) per share attributable to common stockholders	$2.84	$2.84	$(3.33)	$(3.33)	$(1.54)	$(1.54)
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss) attributable to common stockholders	$388,855	$140,866	$(231,631)	$(252,645)	$(11,033)	$(79,791)
Denominator:
Basic weighted-average common shares outstanding	132,637,767	53,745,504	69,580,048	75,892,341	7,183,723	51,954,363
Weighted-average effect of dilutive potential common stock	15,724,707	—	—	—	—	—
Shares used in computation of diluted net income (loss) per share attributable to common stockholders	148,362,474	53,745,504	69,580,048	75,892,341	7,183,723	51,954,363
Diluted net income (loss) per share attributable to common stockholders	$2.62	$2.62	$(3.33)	$(3.33)	$(1.54)	$(1.54)
The following outstanding potentially dilutive shares, including stock options that have been exercised prior to vesting, were excluded from the computation of diluted net income (loss) per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Year ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Stock options	—	—	11,501,771	3,185,767	22,600,876	7,213,522
Unvested RSUs and RSAs	274,742	—	10,746,145	598,102	24,166,383	2,720,150
Preferred shares	—	—	—	—	5,104,017	67,917,432
	274,742	—	22,247,916	3,783,869	51,871,276	77,851,104

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

Reddit, Inc.
Notes to the Consolidated Financial Statements

The following tables set forth our financial assets that are measured at fair value on a recurring basis:

		December 31, 2025
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$825,323	$—	$—	$825,323
U.S. treasury securities	Level 1	11,934	1	—	11,935
Time deposits	Level 2	25,949	—	—	25,949
Marketable securities:
U.S. treasury securities	Level 1	450,474	1,035	(2)	451,507
U.S. agency bonds	Level 2	410,655	167	(134)	410,688
Corporate bonds	Level 2	306,321	820	(13)	307,128
Time deposits	Level 2	140,000	—	—	140,000
Commercial paper	Level 2	213,767	152	—	213,919
Total		$2,384,423	$2,175	$(149)	$2,386,449

		December 31, 2024
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$497,461	$—	$—	$497,461
U.S. treasury securities	Level 1	5,979	2	—	5,981
Corporate bonds	Level 2	1,066	2	—	1,068
Marketable securities:
U.S. treasury securities	Level 1	817,996	1,120	(396)	818,720
U.S. agency bonds	Level 2	117,965	15	(62)	117,918
Corporate bonds	Level 2	159,424	400	(86)	159,738
Commercial paper	Level 2	182,264	99	(22)	182,341
Total		$1,782,155	$1,638	$(566)	$1,783,227
Gross unrealized losses within accumulated other comprehensive income (loss) were immaterial as of December 31, 2025 and 2024. There were no impairment charges due to credit losses during the years ended December 31, 2025, 2024, and 2023.
As of December 31, 2025, the amortized cost of marketable securities with maturities less than one year was $883.9 million. The amortized cost of marketable securities with maturities between one and five years was $637.3 million.

Reddit, Inc.
Notes to the Consolidated Financial Statements

6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Computer equipment, furniture, and fixtures	$19,614	$15,832
Leasehold improvements	9,361	8,017
Total property and equipment	28,975	23,849
Less: accumulated depreciation	(16,265)	(11,197)
Total property and equipment, net	$12,710	$12,652
Depreciation expense was immaterial for the years ended December 31, 2025, 2024, and 2023.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued compensation and benefits	$74,750	$63,441
Deferred revenue	18,039	14,805
Accrued expenses	86,200	31,817
Accrued revenue share payable and other	5,984	6,939
Other	16,358	7,462
Total accrued expenses and other current liabilities	$201,331	$124,464
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued customer incentives	$22,555	$9,100
Other	106	157
Total other noncurrent liabilities	$22,661	$9,257
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

Reddit, Inc.
Notes to the Consolidated Financial Statements

Lease Cost
The components of lease cost were as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost	$7,756	$7,231	$13,062
Short-term lease cost	2,512	3,324	3,857
Variable lease cost	1,097	278	749
Total lease costs	$11,365	$10,833	$17,668
Lease Term and Discount Rate
The weighted-average remaining lease term and discount rate related to the operating leases were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.00	4.00
Weighted-average discount rate	6.22%	6.48%
Maturity of Lease Liabilities
The present value of our operating lease liabilities as of December 31, 2025 was as follows:

(in thousands)
2026	$8,779
2027	8,728
2028	6,993
2029	1,500
Total undiscounted lease payments	26,000
Less: imputed interest	(2,786)
Present value of lease liabilities	$23,214
Operating lease liabilities	7,023
Operating lease liabilities, noncurrent	16,191
Total	$23,214
Other Information
Right-of-use assets obtained in exchange for lease liabilities were immaterial for the years ended December 31, 2025 and 2024 and were $12.0 million for the year ended December 31, 2023. Cash payments included in the measurement of our operating lease liabilities were immaterial for the years ended December 31, 2025, 2024, and 2023.
8. Acquisitions
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
9. Goodwill and Intangible Assets
Goodwill
There was no change in the carrying amount of goodwill during the year ended December 31, 2025.
The change in the carrying amount of goodwill during the year ended December 31, 2024 was as follows:

(in thousands)
Balance as of December 31, 2023	$26,299
Goodwill acquired	15,875
Balance as of December 31, 2024	$42,174
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$31,964	$15,496	1.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$32,564	$15,496

	December 31, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$22,051	$25,409	2.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$22,651	$25,409
Amortization expense was immaterial for the years ended December 31, 2025, 2024, and 2023.
The estimated future amortization expense related to acquired intangible assets as of December 31, 2025 was as follows:

(in thousands)
2026	$9,913
2027	5,583
Total	$15,496

Reddit, Inc.
Notes to the Consolidated Financial Statements

10. Debt
Revolving Line of Credit
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of December 31, 2025, we have issued three letters of credit, two of which are denominated in a foreign currency, for an aggregate of $5.3 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.7 million. The aggregate available balance under the Revolving Credit Facility was $494.7 million as of December 31, 2025.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of December 31, 2025.
11. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. We have met all minimum purchase commitments under these agreements during the periods presented.
As of December 31, 2025, future payments under non-cancellable purchase obligations were as follows:

(in thousands)
2026	$206,953
2027	111,097
2028	54,129
Total	$372,179
Legal Matters
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

Reddit, Inc.
Notes to the Consolidated Financial Statements

the U.S. District Court for the Northern District of California against the Company, its directors, and members of our senior management. No responses to these complaints have been filed. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain.
Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. We are not aware of any pending matters, individually or in the aggregate, that are expected to have a material adverse impact on our results of operations, financial position, or cash flows as of December 31, 2025 and 2024. Legal fees and other expenses associated with such matters are expensed as incurred.
Indemnification
In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees, and other parties with respect to certain matters. Indemnification may include losses from our breach of such agreements, services we provide, or third-party intellectual property infringement claims. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future indemnification payments may not be subject to a cap. We have not incurred material costs to defend lawsuits or settle claims related to these indemnifications during the years ended December 31, 2025, 2024, and 2023. We believe the fair value of these liabilities is immaterial and accordingly have not recorded liabilities for these agreements as of December 31, 2025 and 2024.
12. Stockholders' Equity (Deficit)
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

Reddit, Inc.
Notes to the Consolidated Financial Statements

We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	December 31, 2025	December 31, 2024
Outstanding stock options	10,852,131	14,687,538
Outstanding RSUs	4,370,034	11,175,380
Remaining shares reserved for future issuances under the 2024 Plan	45,792,210	36,711,788
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	62,351,580	63,911,911
The remaining shares reserved for future issuance under the 2024 Plan relate to Class A and Class B common stock.
13. Stock-Based Compensation
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
The following table summarizes the RSU and RSA activity for the year ended December 31, 2025:

	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2024	11,344,247	$37.67
Granted	1,593,019	$140.43
Vested	(7,405,968)	$49.43
Canceled/Forfeited	(1,070,447)	$47.44
Unvested as of December 31, 2025	4,460,851	$58.71
As of December 31, 2025, we had RSUs and RSAs outstanding for 4,460,851 common shares, of which 4,012,274 relate to Class A common stock and 448,577 relate to Class B common stock. The weighted-average grant date fair value of RSUs and RSAs granted during the years ended December 31, 2025, 2024, and 2023 was $140.43, $56.96, and $26.71, respectively. The total fair value of RSUs and RSAs vested during the years ended December 31, 2025, 2024, and 2023 was $315.4 million,

Reddit, Inc.
Notes to the Consolidated Financial Statements

$766.8 million, and $27.9 million, respectively. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $152.5 million as of December 31, 2025 and is expected to be recognized over a weighted-average period of 0.91 years.
Stock Options
Stock option grants generally expire ten years from the date of the grant. Certain stock option grants allow for the exercise of unvested options to acquire shares. Upon termination of service, we have the right to repurchase, at the original exercise price, any unvested (but issued) common stock. The grant date fair value of stock options is estimated using a Black-Scholes option-pricing model. Calculating the fair value of stock options using the Black-Scholes model requires certain highly subjective inputs and assumptions including the fair value of the underlying common stock, the expected term of the stock option, and the expected volatility of the price of the underlying common stock. Forfeitures are accounted for as they occur. Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. For awards that vest based only on continuous service, stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
The following table summarizes the stock option activity during the year ended December 31, 2025:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2024	14,687,538	$30.07	6.87	$1,958,924
Exercised	(3,833,276)	6.54
Canceled/Forfeited	(2,131)	34.34
Balance as of December 31, 2025	10,852,131	$38.38	7.14	$2,078,120
Vested as of December 31, 2025	5,509,084	$31.81	6.33	$1,091,126
Vested and expected to vest as of December 31, 2025	10,852,131	$38.38	7.14	$2,078,120
As of December 31, 2025, we had outstanding stock options for 10,852,131 common shares, of which 9,320,333 relate to Class A common stock and 1,531,798 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $83.1 million as of December 31, 2025 and is expected to be recognized over a weighted-average period of 2.98 years.
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. The intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $611.6 million, $887.3 million, and $72.5 million, respectively. The weighted-average grant date fair value per share of options granted during the year ended December 31, 2023 was $15.67. There were no options granted during the years ended December 31, 2025 and 2024. The total grant date fair value of options vested during the years ended December 31, 2025, 2024, and 2023 was $28.8 million, $34.8 million, and $14.0 million, respectively.
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

Reddit, Inc.
Notes to the Consolidated Financial Statements

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
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$875	$620	$101
Research and development	$213,515	441,629	23,825
Sales and marketing	$42,103	80,436	5,555
General and administrative	$86,687	278,961	18,117
Stock-based compensation expense	$343,180	$801,646	$47,598
14. Employee Benefit Plans
We have a defined contribution 401(k) plan (the “401(k) Plan”) for our United States-based employees. The 401(k) Plan is for all full-time employees who meet certain eligibility requirements. Eligible employees may contribute up to 100% of their annual compensation, but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code of 1986, as amended (the “Code”). We match 75% of each participant’s contribution up to $3,000 and 25% of each participant’s contribution thereafter, subject to certain limitations and the IRS annual contribution limits. During the years ended December 31, 2025, 2024, and 2023, we recognized expense related to matching contributions of $12.3 million, $11.5 million, and $10.1 million, respectively.
15. Income Taxes
For the years ended December 31, 2025, 2024, and 2023, the geographical breakdown of our income (loss) before income taxes is as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Domestic income (loss)	$514,826	$(493,371)	$(92,627)
Foreign income (loss)	13,864	8,164	5,604
Income (loss) before income taxes	$528,690	$(485,207)	$(87,023)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA makes changes to U.S. federal income tax law, including repealing the requirement to capitalize domestic research and experimental expenditures

Reddit, Inc.
Notes to the Consolidated Financial Statements

under the 2017 Tax Cuts and Jobs Act, and allowing for immediate expensing of these costs. Our income tax provision for the year ended December 31, 2025 reflects these changes and resulted in additional taxable losses.
For the years ended December 31, 2025, 2024, and 2023, income tax expense (benefit) consisted of the following:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Current income tax expense (benefit):
Federal	$—	$(141)	$1,290
State	889	474	1,133
Foreign	2,707	851	1,468
Total current income tax expense (benefit)	3,596	1,184	3,891
Deferred income tax expense (benefit):
Federal	—	(237)	—
Foreign	(4,627)	(1,878)	(90)
Total deferred income tax expense (benefit)	(4,627)	(2,115)	(90)
Total income tax expense (benefit):
Federal	—	(378)	1,290
State	889	474	1,133
Foreign	(1,920)	(1,027)	1,378
Total income tax expense (benefit)	$(1,031)	$(931)	$3,801
For the year ended December 31, 2025, following the adoption of ASU 2023-09, our tax provision and effective tax rate differed from the statutory federal rate as follows:

	Year ended December 31, 2025
	Amount	Percent
	(in thousands, except percentages)
Provision for income taxes at statutory federal income tax rate	$111,025	21.0%
State income taxes, net of federal income tax effect(1)	955	0.2
Foreign tax effects:
United Kingdom:
Stock-based compensation	(5,851)	(1.1)
Other	(698)	(0.1)
Other foreign jurisdictions	70	—
Tax credits:
Research and development credits	(57,630)	(10.9)
Change in valuation allowance	172,418	32.6
Non-taxable or non-deductible items:
Stock-based compensation	(285,955)	(54.1)
Non-deductible compensation	69,402	13.1
Other non-taxable or non-deductible items	1,299	0.3
Other reconciling items:
Return to provision true-ups	(6,317)	(1.2)
Other	251	—
Total tax provision and effective tax rate	$(1,031)	(0.2)%
______________
(1)State taxes in California made up the majority (greater than 50%) of the tax effect in this category.

Reddit, Inc.
Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, our effective tax rate, as a percentage of pre-tax income (loss), differed from the statutory federal rate as follows:

	Year ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	5.3	1.2
Non-deductible compensation	(14.0)	—
Stock-based compensation	44.4	3.9
Research and development credits	14.6	13.5
Change in valuation allowance	(71.0)	(41.1)
Other	(0.2)	(2.9)
Effective tax rate	0.1%	(4.4)%
Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and the amounts used for tax purposes. The major components of deferred tax assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$404,212	$149,735
Stock-based compensation	16,920	28,586
Lease liability	5,634	6,206
Capitalized research and development costs	156,429	268,232
Research and development credits	199,017	124,116
Other	12,103	13,351
Gross deferred tax assets	794,315	590,226
Valuation allowance	(779,030)	(572,894)
Total deferred tax assets, net of valuation allowance	15,285	17,332
Deferred tax liabilities:
Right-of-use asset	(4,941)	(5,436)
Acquired intangibles	(3,556)	(9,727)
Total deferred tax liabilities	(8,497)	(15,163)
Net deferred tax assets (liabilities)	$6,788	$2,169
As of December 31, 2025, we had $1.7 billion and $806.1 million, respectively, of gross federal and state net operating loss carryforwards available to reduce future taxable income. The federal net operating loss carryforwards are able to be carried forward indefinitely but are limited to 80% of taxable income. The state carryforwards will begin to expire in 2026.
As of December 31, 2025, we had federal research and development credit carryforwards of $201.0 million that will begin to expire in 2039 and state research and development credit carryforwards of $78.3 million that do not expire.
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
We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use our existing federal and state deferred tax assets. Based on the weight of the available evidence, including our history of losses, we provided a full valuation allowance against our federal and state deferred tax assets as of December 31, 2025. The

Reddit, Inc.
Notes to the Consolidated Financial Statements

amount of the deferred tax asset considered realizable could be adjusted in future periods if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
Given our recent history of generating net income in the United States, we believe that there is a reasonable possibility that sufficient positive evidence may become available within the next 18 months to allow us to release a significant portion of the federal valuation allowance. The reversal would result in a significant income tax benefit in the period when we release it. However, the exact timing and amount of the valuation allowance release are subject to change based on our actual operating results.
We intend to reinvest unremitted foreign earnings indefinitely and do not expect to incur any significant taxes related to such amounts.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits during the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance of unrecognized tax benefits	$43,861	$19,236	$16,428
Increases/(decreases) related to prior year tax positions	7,434	1,444	(1,750)
Increases/(decreases) related to current year tax positions	19,115	23,181	4,558
Ending balance of unrecognized tax benefits	$70,410	$43,861	$19,236
Substantially all of the unrecognized tax benefits were recorded as reductions in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. The unrecognized tax benefits, if recognized, would not materially affect the effective tax rate due to the full valuation allowance recorded against our federal and state deferred tax assets.
Our policy is to recognize interest and penalties associated with unrecognized tax benefits as income tax expense. During the year ended December 31, 2025, we had no interest expense or penalties related to uncertain tax positions. As of December 31, 2025, we had no accrued balances of interest and penalties related to uncertain tax positions.
Due to our net operating loss carryforwards, we are subject to examination by taxing authorities in the United States for all tax years. In our foreign jurisdictions, we are subject to examination for tax years ending on or after December 31, 2019.
16. Related-Party Transactions
Advance Magazine Publishers Inc.
As of December 31, 2025, Advance Magazine Publishers Inc. (“Advance”) held approximately 22% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. Moreover, pursuant to the terms of the Restated Certificate and that certain Governance Agreement, dated as of March 19, 2024, by and among us, Steve Huffman, our Chief Executive Officer and a member of our Board of Directors, and Advance, Advance has the right to designate two directors for inclusion in the slate of nominees for election as directors at an annual or special meeting of stockholders, to designate one nonvoting observer to the Board of Directors, and to have one of its designees sit on each committee of the Board of Directors (other than the audit committee), subject to certain limitations set forth in the Restated Certificate. Additionally, the affirmative vote or written consent of Advance will be required for us to take certain corporate actions. These rights will continue until the first to occur of the following events: (i) a change of control of Advance or Reddit; (ii) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock; and (iii) (a) Advance and its permitted transferees cease to, in the aggregate, beneficially own at least 50% of the number of outstanding shares of our equity securities held by Advance upon the closing of our IPO, and (b) the then-outstanding shares of our Class B common stock, in the aggregate, represents less than 7.5% of the aggregate of the then-outstanding shares of our Class A and Class B common stock.

Reddit, Inc.
Notes to the Consolidated Financial Statements

We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the years ended December 31, 2025, 2024, and 2023.
17. Segment and Geographic Information
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
The following table presents the calculation of segment net income (loss):

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$2,202,506	$1,300,205	$804,029
Adjusted cost of revenue(1)	193,341	122,975	110,758
Adjusted gross profit	2,009,165	1,177,230	693,271

Adjusted operating expenses(2)	1,164,092	879,223	762,546
Stock-based compensation and related taxes	387,141	842,932	49,086
Depreciation and amortization	15,948	15,643	13,702
Interest (income) expense, net	(86,722)	(78,121)	(53,281)
Income tax expense (benefit)	(1,031)	(931)	3,801
Other segment expenses(3)	16	2,760	8,241
Segment net income (loss)	$529,721	$(484,276)	$(90,824)

Consolidated net income (loss)	$529,721	$(484,276)	$(90,824)
________________
(1)Adjusted cost of revenue is cost of revenue adjusted for stock-based compensation and related taxes and depreciation and amortization as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$194,216	$123,595	$111,011
Less:
Stock-based compensation and related taxes	875	620	101
Depreciation and amortization	—	—	152
Adjusted cost of revenue	$193,341	$122,975	$110,758

Reddit, Inc.
Notes to the Consolidated Financial Statements

(2)Adjusted operating expenses is operating expenses (comprised of research and development, sales and marketing, and general and administrative expenses) adjusted for stock-based compensation and related taxes, depreciation and amortization, and restructuring costs as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating expenses	$1,566,306	$1,737,178	$833,179
Less:
Stock-based compensation and related taxes	386,266	842,312	48,985
Depreciation and amortization	15,948	15,643	13,550
Restructuring costs	—	—	8,098
Adjusted operating expenses	$1,164,092	$879,223	$762,546
(3)Other segment expenses primarily includes restructuring costs, realized gains and losses on sales of marketable securities, and foreign currency transaction gains and losses.

Geographic Information
As of December 31, 2025 and 2024, substantially all of our long-lived assets were located within the United States.
18. Subsequent Events
On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The remaining information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/25/2024	3.1
3.2	Amended and Restated Bylaws	8-K	3/25/2024	3.2
4.2	Form of Class A Common Stock Certificate	S-1/A	3/11/2024	4.2
4.3	Form of Class B Common Stock Certificate	S-8	3/21/2024	4.6
4.4	Description of Securities				X
4.5	Amended and Restated Investors’ Rights Agreement, dated September 1, 2021, by and among the Registrant and the investors listed therein	S-1	2/22/2024	10.1
10.1	Governance Agreement, dated as of March 19, 2024, by and among the Registrant, Advance Magazine Publishers, Inc., and Steven Huffman	10-Q	5/7/2024	10.1
10.2	Office Lease, dated December 31, 2022, by and between the Registrant and Kilroy Realty 303, LLC	S-1	2/22/2024	10.4
10.3†	Amended and Restated Credit and Guarantee Agreement, dated July 1, 2025, by and among the Company, as borrower, the guarantors listed therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	7/2/2025	10.1
10.4(a)#	2012 Stock Option and Grant Plan, as amended	S-1	2/22/2024	10.7(a)
10.5(b)#	Form of Incentive Stock Option Grant Notice and Incentive Stock Option Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(b)
10.6(c)#	Form of Non-Qualified Stock Option Grant Notice and Non-Qualified Stock Option Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(c)
10.7(d)#	Form of Early Exercise Incentive Stock Option Grant Notice and Early Exercise Incentive Stock Option Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(d)
10.8(e)#	Form of Early Exercise Non-Qualified Stock Option Grant Notice and Early Exercise Non-Qualified Stock Option Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(e)
10.9(f)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2012 Stock Option and Grant Plan	S-1	2/22/2024	10.7(f)
10.10(a)#	2017 Equity Incentive and Grant Plan, as amended	S-1	2/22/2024	10.8(a)
10.11(b)#	Form of Early Exercise Incentive Stock Option Grant Notice and Early Exercise Incentive Stock Option Agreement under the 2017 Equity Incentive and Grant Plan	S-1	2/22/2024	10.8(b)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
10.12(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2017 Equity Incentive and Grant Plan	S-1	2/22/2024	10.8(c)
10.13(a)#	2024 Incentive Award Plan	S-8	3/21/2024	99.3
10.14(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Incentive Award Plan	S-1	2/22/2024	10.9(b)
10.15(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Incentive Award Plan	S-1	2/22/2024	10.9(c)
10.16#	Employee Stock Purchase Plan	S-8	3/21/2024	99.4
10.17#	Amended and Restated Non-Employee Director Compensation Program				X
10.18#	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers	S-1	2/22/2024	10.12
10.19#	Amended and Restated Employment Offer Letter by and between the Registrant and Steven Huffman	S-1/A	3/11/2024	10.13
10.20#	Amended and Restated Employment Offer Letter by and between the Registrant and Jennifer Wong	S-1/A	3/11/2024	10.14
10.21#	Amended and Restated Employment Offer Letter by and between the Registrant and Andrew Vollero	S-1/A	3/11/2024	10.15
10.22#	Amended and Restated Change in Control and Severance Agreement by and between the Registrant and Steven Huffman	S-1/A	3/11/2024	10.16
10.23#	Change in Control and Severance Agreement by and between the Registrant and Jennifer Wong	S-1/A	3/11/2024	10.17
10.24#	Change in Control and Severance Agreement by and between the Registrant and Andrew Vollero	S-1/A	3/11/2024	10.18
10.25#	Amended and Restated Executive Change in Control and Severance Plan				X
19.1	Insider Trading Policy and Guidelines				X
21.1	List of Subsidiaries				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	2/13/2025	97
99.1	Voting Agreement, dated as of March 19, 2024, by and between Advance Magazine Publishers Inc. and Steven Huffman	10-Q	5/7/2024	99.1
99.2	Voting Agreement, dated as of March 19, 2024, by and between the Registrant, Tencent Cloud Europe B.V., Jojoba Investment Limited, and the Proxyholder (as defined therein)	10-Q	5/7/2024	99.2
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document		X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)		X
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

REDDIT, INC.

Dated: February 5, 2026	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)
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

Signature	Title	Date

/s/ Steven Huffman	Chief Executive Officer, President and Director (Principal Executive Officer)	February 5, 2026
Steven Huffman

/s/ Andrew Vollero	Chief Financial Officer (Principal Financial Officer)	February 5, 2026
Andrew Vollero

/s/ Michelle Reynolds	Chief Accounting Officer (Principal Accounting Officer)	February 5, 2026
Michelle Reynolds

/s/ Sarah Farrell	Director	February 5, 2026
Sarah Farrell

/s/ Patricia Fili-Krushel	Director	February 5, 2026
Patricia Fili-Krushel

/s/ Porter Gale	Director	February 5, 2026
Porter Gale

/s/ David Habiger	Director	February 5, 2026
David Habiger

/s/ Steven O. Newhouse	Director	February 5, 2026
Steven O. Newhouse

/s/ Robert A. Sauerberg	Director	February 5, 2026
Robert A. Sauerberg

/s/ Michael Seibel	Director	February 5, 2026
Michael Seibel