Form 10-Q
period 2026-03-31
Reddit, Inc.
filed 2026-05-01
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2026, the registrant had outstanding 141,965,642 shares of Class A common stock, 50,543,398 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.0001.

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

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenue	$663,411	$392,361
Costs and expenses:
Cost of revenue	56,267	37,089
Research and development	207,246	191,271
Sales and marketing	151,472	90,685
General and administrative	65,514	69,413
Total costs and expenses	480,499	388,458
Income from operations	182,912	3,903
Other income (expense), net	22,816	20,534
Income before income taxes	205,728	24,437
Income tax expense (benefit)	1,747	(1,721)
Net income	$203,981	$26,158
Net income per share attributable to Class A and Class B common stock (Note 4)
Basic	$1.07	$0.14
Diluted	$1.01	$0.13
Weighted-average shares of Class A and Class B common stock used to compute net income per share attributable to common stockholders
Basic	191,518,973	182,024,207
Diluted	202,524,173	201,275,223
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,374,348	$953,569
Marketable securities	1,396,284	1,523,242
Accounts receivable, net	522,905	590,162
Prepaid expenses and other current assets	92,397	69,012
Total current assets	3,385,934	3,135,985
Property and equipment, net	11,866	12,710
Operating lease right-of-use assets, net	19,001	20,788
Intangible assets, net	13,043	15,521
Goodwill	42,174	42,174
Other noncurrent assets	12,265	11,995
Total assets	$3,484,283	$3,239,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,743	$62,929
Operating lease liabilities	7,170	7,023
Accrued expenses and other current liabilities	206,970	201,331
Total current liabilities	265,883	271,283
Operating lease liabilities, noncurrent	14,118	16,191
Other noncurrent liabilities	24,566	22,661
Total liabilities	304,567	310,135
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 141,867,916 and 139,218,373 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	14	14
Class B common stock, par value $0.0001 per share; 140,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 50,543,398 and 51,673,735 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Class C common stock, par value $0.0001 per share; 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,647,812	3,595,772
Accumulated other comprehensive income (loss)	(979)	4,364
Accumulated deficit	(467,136)	(671,117)
Total stockholders’ equity	3,179,716	2,929,038
Total liabilities and stockholders’ equity	$3,484,283	$3,239,173
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Net income	$203,981	$26,158
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	(3,763)	343
Change in foreign currency translation adjustment	(1,580)	947
Net comprehensive income	$198,638	$27,448
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended March 31, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	125,001,880	$12	55,314,099	$5	$3,331,546	$24	$(1,200,838)	$2,130,749
Issuance of common stock upon exercise of stock options, net	1,005,081	—	826,681	—	10,184	—	—	10,184
Issuance of common stock upon settlement of restricted stock units, net	2,102,294	1	17,251	—	(36,675)	—	—	(36,674)
Conversion of Class B common stock to Class A common stock	1,036,210	—	(1,036,210)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	85,414	—	—	85,414
Net income	—	—	—	—	—	—	26,158	26,158
Change in other comprehensive income	—	—	—	—	—	1,290	—	1,290
Balance as of March 31, 2025	129,145,465	$13	55,121,821	$5	$3,390,469	$1,314	$(1,174,680)	$2,217,121

	Three months ended March 31, 2026
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	139,218,373	$14	51,673,735	$5	$3,595,772	$4,364	$(671,117)	$2,929,038
Issuance of common stock upon exercise of stock options, net	402,730	—	38,463	—	4,899	—	—	4,899
Issuance of common stock upon settlement of restricted stock units, net	1,078,276	—	34,427	—	(16,196)	—	—	(16,196)
Conversion of Class B common stock to Class A common stock	1,203,227	—	(1,203,227)	—	—	—	—	—
Repurchases of Class A common stock	(34,690)	—	—	—	(4,999)	—	—	(4,999)
Stock-based compensation expense	—	—	—	—	68,336	—	—	68,336
Net income	—	—	—	—	—	—	203,981	203,981
Change in other comprehensive income	—	—	—	—	—	(5,343)	—	(5,343)
Balance as of March 31, 2026	141,867,916	$14	50,543,398	$5	$3,647,812	$(979)	$(467,136)	$3,179,716

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$203,981	$26,158
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,210	3,963
Non-cash operating lease cost	1,676	1,468
Amortization of premium (accretion of discount) on marketable securities, net	(4,297)	(8,884)
Stock-based compensation expense	68,336	85,414
Other adjustments	(691)	(138)
Changes in operating assets and liabilities:
Accounts receivable	67,957	23,359
Prepaid expenses and other assets	(23,752)	(17,006)
Operating lease right-of-use assets and liabilities	(1,815)	(1,780)
Accounts payable	(10,983)	(1,046)
Accrued expenses and other liabilities	7,631	16,070
Net cash provided by (used in) operating activities	$312,253	$127,578
Cash flows from investing activities
Purchases of property and equipment	(1,090)	(979)
Purchases of marketable securities	(364,929)	(504,846)
Maturities of marketable securities	474,468	465,062
Proceeds from sale of marketable securities	17,989	12,372
Other investing activities	(1,616)	889
Net cash provided by (used in) investing activities	$124,822	$(27,502)
Cash flows from financing activities
Proceeds from exercise of employee stock options	4,899	10,184
Taxes paid related to net share settlement of restricted stock units	(16,196)	(36,675)
Repurchases of Class A common stock	(4,999)	—
Net cash provided by (used in) financing activities	$(16,296)	$(26,491)
Net increase (decrease) in cash and cash equivalents	420,779	73,585
Cash and cash equivalents at the beginning of the period	953,569	562,142
Cash and cash equivalents at the end of the period	$1,374,348	$635,727
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
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation of Unaudited Interim Financial Information
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial information. Our consolidated financial statements include the accounts of Reddit, Inc. and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. Accordingly, the unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”). The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in our opinion, all the adjustments of a normal, recurring nature that are necessary for the fair statement of our financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results expected for the full year or any other period.
Other than described below, there have been no changes to our significant accounting policies described in the “Notes to the Consolidated Financial Statements” included in our audited consolidated financial statements and related notes as of and for the year ended December 31, 2025 included in our Annual Report that have had a material impact on our consolidated financial statements and accompanying notes.
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
Income Taxes
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities using the enacted statutory tax rates in effect for the years in which we expect the differences to reverse. We establish valuation allowances to reduce the total deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including past operating results and estimates of future taxable income. Our judgment regarding the timing and amount of the valuation allowance release is subject to change based on a number of factors, including but not limited to, the level of profitability (income before income taxes adjusted for permanent differences) that we are able to accurately forecast, as well as the amount of our tax deductible stock-based compensation, which is dependent upon our publicly traded share price, and macroeconomic conditions, among other factors. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for (benefit from) income taxes in the period in which such determination is made.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable. We maintain cash and cash equivalents with several financial institutions. We believe that the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risks exist with respect to these balances. We maintain investments in U.S. and non-U.S. government securities, investment-grade corporate and government agency securities, time deposits, commercial paper, and money market accounts that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances.
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
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended March 31,
	2026	2025
	(in thousands)
Advertising revenue	$624,670	$358,630
Other revenue	38,741	33,731
Total revenue	$663,411	$392,361
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended March 31,
	2026	2025
	(in thousands)
United States	$525,561	$313,852
Rest of world(1)	137,850	78,509
Total revenue	$663,411	$392,361
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three months ended March 31, 2026 and 2025.
Deferred revenue was $28.3 million and $18.1 million as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026, revenue recognized from the deferred revenue balance at the beginning of the period was $15.1 million. For the three months ended March 31, 2025, revenue recognized from the deferred revenue balance at the beginning of the period was not material.
As of March 31, 2026, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year was $120.6 million. This amount consists primarily of long-term content licensing contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $91.6 million in the remainder of 2026 and $29.0 million in 2027.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
4. Net Income per Share
We compute net income per share of Class A and Class B common stock using the two-class method required for multiple classes of common stock. Holders of our Class A and Class B common stock have identical rights except with respect to voting, conversion, and transfer rights and therefore share equally in our net income or losses.
The following table presents the calculation of basic and diluted net income per share attributable to common stock:

	Three months ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Basic net income per share attributable to common stockholders:
Numerator:
Net income attributable to common stockholders	$149,404	$54,577	$18,214	$7,944
Denominator:
Basic weighted-average common shares outstanding	140,276,709	51,242,264	126,746,933	55,277,274
Basic income per share attributable to common stockholders	$1.07	$1.07	$0.14	$0.14
Diluted net income per share attributable to common stockholders:
Numerator:
Net income attributable to common stockholders	$152,370	$51,611	$18,974	$7,184
Denominator:
Basic weighted-average common shares outstanding	140,276,709	51,242,264	126,746,933	55,277,274
Weighted-average effect of dilutive potential common stock	11,005,200	—	19,251,016	—
Shares used in computation of diluted net income per share attributable to common stockholders	151,281,909	51,242,264	145,997,949	55,277,274
Diluted net income per share attributable to common stockholders	$1.01	$1.01	$0.13	$0.13
The following outstanding potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Three months ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Unvested RSUs and RSAs	55,300	—	143,904	—
Total	55,300	—	143,904	—
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis:

		March 31, 2026
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$1,194,437	$—	$—	$1,194,437
U.S. treasury securities	Level 1	24,151	—	—	24,151
Commercial paper	Level 2	15,908	—	(3)	15,905
Time deposits	Level 2	26,192	—	—	26,192
Marketable securities:
U.S. treasury securities	Level 1	352,039	356	(391)	352,004
U.S. agency bonds	Level 2	428,126	—	(1,427)	426,699
Corporate bonds	Level 2	273,647	196	(413)	273,430
Time deposits	Level 2	140,000	—	—	140,000
Commercial paper	Level 2	204,206	20	(75)	204,151
Total		$2,658,706	$572	$(2,309)	$2,656,969

		December 31, 2025
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$825,323	$—	$—	$825,323
U.S. treasury securities	Level 1	11,934	1	—	11,935
Time deposits	Level 2	25,949	—	—	25,949
Marketable securities:
U.S. treasury securities	Level 1	450,474	1,035	(2)	451,507
U.S. agency bonds	Level 2	410,655	167	(134)	410,688
Corporate bonds	Level 2	306,321	820	(13)	307,128
Time deposits	Level 2	140,000	—	—	140,000
Commercial paper	Level 2	213,767	152	—	213,919
Total		$2,384,423	$2,175	$(149)	$2,386,449
Gross unrealized losses within accumulated other comprehensive income (loss) were immaterial as of March 31, 2026 and December 31, 2025. There were no impairment charges due to credit losses during the three months ended March 31, 2026 and 2025.
As of March 31, 2026, the amortized cost of marketable securities with maturities less than one year was $803.7 million. The amortized cost of marketable securities with maturities between one and five years was $594.4 million.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
6. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$72,480	$74,750
Deferred revenue	28,296	18,039
Accrued expenses	82,177	86,200
Accrued revenue share payable and other	7,937	5,984
Other	16,080	16,358
Total accrued expenses and other current liabilities	$206,970	$201,331
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued customer incentives	$24,482	$22,555
Other	84	106
Total other noncurrent liabilities	$24,566	$22,661
7. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $42.2 million as of December 31, 2025. There was no change in the carrying amount of goodwill during the three months ended March 31, 2026.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	March 31, 2026
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$34,442	$13,018	1.3
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$35,042	$13,018

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$31,964	$15,496	1.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$32,564	$15,496

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Amortization expense was immaterial for the three months ended March 31, 2026 and 2025.
8. Debt
Revolving Line of Credit
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of March 31, 2026, we have issued three letters of credit, two of which are denominated in a foreign currency, for an aggregate of $5.4 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.6 million. The aggregate available balance under the Revolving Credit Facility was $494.6 million as of March 31, 2026.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of March 31, 2026.
9. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the three months ended March 31, 2026, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Annual Report.
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
In February 2026, the United Kingdom Information Commissioner’s Office (“UK ICO”) issued a penalty notice under the UK General Data Protection Regulation, which includes a fine of GBP £14.5 million. We are challenging the UK ICO’s findings in an appeal of the penalty notice.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. We are not aware of any other pending matters, individually or in the aggregate, that are expected to have a material adverse impact on our results of operations, financial position, or cash flows as of March 31, 2026. Legal fees and other expenses associated with such matters are expensed as incurred.
10. Stockholders' Equity
Share Repurchase Program
On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. During the three months ended March 31, 2026, we repurchased 34,690 shares of Class A common stock for $5.0 million. As of March 31, 2026, $995.0 million remained available for repurchases.
We immediately retire shares repurchased under the Share Repurchase Program and reduce our Class A common stock component of stockholders’ equity by the par value of repurchased shares. The excess of the repurchase price over par value for shares repurchased is recorded to additional paid-in capital.
Common Stock Reserved for Issuance
In February 2024, our board of directors adopted the 2024 Incentive Award Plan (the “2024 Plan”), which became effective in connection with our initial public offering in March 2024. Under the 2024 Plan, shares of our Class A common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards.
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	March 31, 2026	December 31, 2025
Outstanding stock options	10,410,938	10,852,131
Outstanding RSUs	3,571,307	4,370,034
Remaining shares reserved for future issuances under the 2024 Plan	55,022,839	45,792,210
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	70,342,289	62,351,580
The remaining shares reserved for future issuance under the 2024 Plan relate to our Class A common stock.
11. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the three months ended March 31, 2026:

	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2025	4,460,851	$58.71
Granted	533,879	$148.03
Vested	(1,236,513)	$69.37
Canceled/Forfeited	(109,065)	$71.07
Unvested as of March 31, 2026	3,649,152	$67.79

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
As of March 31, 2026, we had RSUs and RSAs outstanding for 3,649,152 common shares, of which 3,237,957 relate to Class A common stock and 411,195 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $162.3 million as of March 31, 2026 and is expected to be recognized over a weighted-average period of 0.90 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity during the three months ended March 31, 2026:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2025	10,852,131	$38.38	7.14	$2,078,120
Exercised	(441,193)	11.12
Balance as of March 31, 2026	10,410,938	$39.53	7.02	$990,280
Vested as of March 31, 2026	5,513,146	$34.54	6.38	$551,903
Vested and expected to vest as of March 31, 2026	10,410,938	$39.53	7.02	$990,280
As of March 31, 2026, we had outstanding stock options for 10,410,938 common shares, of which 8,917,603 relate to Class A common stock and 1,493,335 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $76.3 million as of March 31, 2026 and is expected to be recognized over a weighted-average period of 2.74 years.
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$145	$217
Research and development	42,410	52,610
Sales and marketing	5,823	10,138
General and administrative	19,958	22,449
Stock-based compensation expense	$68,336	$85,414
12. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three months ended March 31, 2026 and 2025, income tax expense (benefit) was immaterial.
We have a full valuation allowance against our United States federal and state deferred tax assets and will continue to maintain it until there is sufficient evidence to support the future utilization of these assets. Given our recent history of generating net income in the United States, we believe that there is a reasonable possibility that sufficient positive evidence may become available within the next 12 months to allow us to release a significant portion of the valuation allowance in the United States. The reversal would result in a significant income tax benefit in the period when we release it. However, the exact timing and amount of the valuation allowance release are subject to change based on a number of factors, including but not limited to, the level of profitability (income before income taxes adjusted for permanent differences) that we are able to accurately

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
forecast, as well as the amount of our tax deductible stock-based compensation, which is dependent upon our publicly traded share price, and macroeconomic conditions, among other factors.
13. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of March 31, 2026, Advance Magazine Publishers Inc. (“Advance”) held approximately 22% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. There have been no changes to the terms of the agreements that govern Advance’s rights as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three months ended March 31, 2026 and 2025.
14. Segment and Geographic Information
Segment Information
We have one reportable segment as our chief operating decision maker, our Chief Executive Officer, reviews consolidated profitability measures in managing the business. Specifically, our chief operating decision maker uses consolidated net income as the measure of segment profit or loss for evaluating performance and allocating resources through comparison of actual amounts against budgeted and prior period amounts in order to make strategic decisions.
The following table presents the calculation of segment net income:

	Three months ended March 31,
	2026	2025
	(in thousands)
Revenue	$663,411	$392,361
Adjusted cost of revenue(1)	56,122	36,872
Adjusted gross profit	607,289	355,489

Adjusted operating expenses(2)	341,319	240,218
Stock-based compensation and related taxes	78,848	107,405
Depreciation and amortization	4,210	3,963
Interest (income) expense, net	(23,885)	(20,414)
Income tax expense (benefit)	1,747	(1,721)
Other segment expenses(3)	1,069	(120)
Segment net income	$203,981	$26,158
Consolidated net income	$203,981	$26,158
________________
(1)Adjusted cost of revenue is cost of revenue adjusted for stock-based compensation and related taxes as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$56,267	$37,089
Less:
Stock-based compensation and related taxes	145	217
Adjusted cost of revenue	$56,122	$36,872

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
(2)Adjusted operating expenses is operating expenses (comprised of research and development, sales and marketing, and general and administrative expenses) adjusted for stock-based compensation and related taxes and depreciation and amortization as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Operating expenses	$424,232	$351,369
Less:
Stock-based compensation and related taxes	78,703	107,188
Depreciation and amortization	4,210	3,963
Adjusted operating expenses	$341,319	$240,218
(3)Other segment expenses primarily includes realized gains and losses on sales of marketable securities and foreign currency transaction gains and losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview of First Quarter 2026 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 126.8 million for the three months ended March 31, 2026, an increase of 17% year-over-year
•Average revenue per unique (“ARPU”) was $5.23 for the three months ended March 31, 2026, an increase of 44% year-over-year
Financial Results
•Revenue was $663.4 million for the three months ended March 31, 2026, an increase of 69% year-over-year
•Gross margin was 91.5% for the three months ended March 31, 2026, as compared to 90.5% in the three months ended March 31, 2025
•Operating expenses were $424.2 million for the three months ended March 31, 2026 as compared to $351.4 million in the three months ended March 31, 2025
•Net income was $204.0 million for the three months ended March 31, 2026, as compared to $26.2 million in the three months ended March 31, 2025
•Adjusted EBITDA was $266.0 million for the three months ended March 31, 2026, as compared to $115.3 million in the three months ended March 31, 2025
•Net cash provided by operating activities was $312.3 million for the three months ended March 31, 2026, as compared to $127.6 million in the three months ended March 31, 2025
•Free Cash Flow was $311.2 million for the three months ended March 31, 2026, as compared to $126.6 million in the three months ended March 31, 2025
•Cash, cash equivalents, and marketable securities were $2.8 billion as of March 31, 2026
Key Financial and Operating Metrics
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
During the three months ended December 31, 2023, we deployed further advances in our process used to identify and address activity by users and visitors, including web crawlers and scrapers. As we identify automated agents, we remove them from our DAUq count prospectively and do not recalculate DAUq for prior periods if we assess such impact to be immaterial. As we have continued to improve our capabilities to identify suspicious traffic, we have not seen this methodology materially impact trends in DAUq from quarter to quarter. Year-over-year and quarter-over-quarter activity can also fluctuate due to various internal and external factors.
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
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	51%	47%	39%	31%	21%	19%	19%	17%
Logged-in DAUq YoY Growth:	31%	27%	27%	23%	17%	14%	10%	7%

Total DAUq YoY Growth:	59%	51%	32%	21%	11%	7%	9%	7%	Total DAUq YoY Growth:	44%	44%	46%	41%	32%	31%	28%	26%
Logged-in DAUq YoY Growth:	32%	29%	24%	19%	12%	7%	5%	1%	Logged-in DAUq YoY Growth:	30%	26%	29%	27%	22%	19%	14%	12%
We assess both year-over-year and quarter-over-quarter growth of DAUq in each period.
In the three months ended March 31, 2026, global DAUq grew 17% compared to the prior year period, driven by 7% growth in DAUq in the United States and 26% growth in DAUq in the rest of world. Global DAUq grew 4% compared to the prior quarter period, driven by 2% growth in DAUq in the United States and 6% growth in DAUq in the rest of world. The growth in global DAUq in the three months ended March 31, 2026, compared to the prior year and prior quarter periods, was primarily driven by the combination of third-party search engine algorithm changes and continued traction from our growth initiatives, particularly in machine translation, marketing, and product improvements.
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

Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	57%	53%	42%	31%	22%	21%	24%	23%
DAUq/WAUq:	27%	27%	27%	27%	27%	26%	26%	26%

WAUq YoY Growth:	68%	58%	31%	18%	8%	6%	12%	10%	WAUq YoY Growth:	48%	48%	52%	44%	35%	37%	34%	33%
In the three months ended March 31, 2026, global WAUq grew 23% compared to the prior year period, driven by 10% growth in WAUq in the United States and 33% growth in WAUq in the rest of world. For the three months ended March 31, 2026, the proportion of DAUq to WAUq was 26%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the three months ended March 31, 2026, we recorded revenue of $663.4 million, as compared to revenue of $392.4 million for the three months ended March 31, 2025, representing an increase of 69% compared to the prior year period.
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
Quarterly ARPU
(in dollars)

YoY Growth:	2%	14%	23%	23%	47%	41%	42%	44%

YoY Growth:	(5)%	12%	28%	31%	59%	54%	53%	54%	YoY Growth:	17%	16%	25%	22%	40%	39%	38%	51%
During the three months ended March 31, 2026, ARPU was $5.23, an increase of 44% compared to $3.63 for the prior year period, United States ARPU was $9.63, compared to $6.27 for the prior year period, and rest of world ARPU was $2.02, compared to $1.34 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in ad impressions delivered and an increase in pricing. During the three months ended March 31, 2026, ad impressions delivered increased by approximately 32% compared to the prior year period driven in part by ad load optimization and improvements, including new ad placements, and by increases in the number of users and user engagement. During the three months ended March 31, 2026, the price of ads increased by approximately

32% compared to the prior year period driven by higher advertiser demand and performance across the full funnel of ad objectives.
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
Adjusted EBITDA
Adjusted EBITDA is defined as net income excluding interest (income) expense, net, income tax expense (benefit), depreciation and amortization, stock-based compensation expense and related taxes, other (income) expense, net, and certain other non-recurring or non-cash items impacting net income that we do not consider indicative of our ongoing business performance. Other (income) expense, net consists primarily of realized gains and losses on sales of marketable securities, foreign currency transaction gains and losses, and other income and expense that are not indicative of our core operating performance. We consider the exclusion of certain non-recurring or non-cash items in calculating Adjusted EBITDA to provide a useful measure for investors and others to evaluate our operating results in the same manner as management.
The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended March 31,
	2026	2025
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$203,981	$26,158
Add (deduct):
Interest (income) expense, net	(23,885)	(20,414)
Income tax expense (benefit)	1,747	(1,721)
Depreciation and amortization(1)	4,210	3,963
Stock-based compensation expense and related taxes(2)	78,848	107,405
Other (income) expense, net	1,069	(120)
Adjusted EBITDA	$265,970	$115,271
________________
(1)Includes depreciation and amortization as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Research and development	$2,639	$2,540
Sales and marketing	1,342	1,202
General and administrative	229	221
Depreciation and amortization	$4,210	$3,963

(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$145	$217
Research and development	49,672	65,187
Sales and marketing	7,137	14,220
General and administrative	21,894	27,781
Stock-based compensation expense and related taxes	$78,848	$107,405
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended March 31,
	2026	2025
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$312,253	$127,578
Less:
Purchases of property and equipment	(1,090)	(979)
Free Cash Flow	$311,163	$126,599
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$663,411	$392,361	$271,050	69%
Net income	203,981	26,158	177,823	NM
Adjusted EBITDA(1)	265,970	115,271	150,699	131%
_________________
NM - Not meaningful
(1)See “Non-GAAP Financial Measures—Adjusted EBITDA” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
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
We have a full valuation allowance against our United States federal and state deferred tax assets and will continue to maintain it until there is sufficient evidence to support the future utilization of these assets. Given our recent history of generating net income in the United States, we believe that there is a reasonable possibility that sufficient positive evidence may become available within the next 12 months to allow us to release a significant portion of the valuation allowance in the United States. The reversal would result in a significant income tax benefit in the period when we release it. However, the exact timing and amount of the valuation allowance release are subject to change based on a number of factors, including but not limited to, the level of profitability (income before income taxes adjusted for permanent differences) that we are able to accurately forecast, as well as the amount of our tax deductible stock-based compensation, which is dependent upon our publicly traded share price, and macroeconomic conditions, among other factors.

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended March 31,
	2026	2025
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$663,411	$392,361
Costs and expenses:
Cost of revenue	56,267	37,089
Research and development	207,246	191,271
Sales and marketing	151,472	90,685
General and administrative	65,514	69,413
Total costs and expenses	480,499	388,458
Income (loss) from operations	182,912	3,903
Other income (expense), net	22,816	20,534
Income (loss) before income taxes	205,728	24,437
Income tax expense (benefit)	1,747	(1,721)
Net income	$203,981	$26,158
Adjusted EBITDA(1)	$265,970	$115,271
Net cash provided by (used in) operating activities	$312,253	$127,578
Free Cash Flow(2)	$311,163	$126,599
_________________
(1)See “Non-GAAP Financial Measures—Adjusted EBITDA” for more information and for a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
(2)See “Non-GAAP Financial Measures—Free Cash Flow” for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2026	2025
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Costs and expenses:
Cost of revenue	8	9
Research and development	31	49
Sales and marketing	23	23
General and administrative	10	18
Total costs and expenses	72	99
Income (loss) from operations	28	1
Other income (expense), net	3	5
Income (loss) before income taxes	31	6
Income tax expense (benefit)	0	0
Net income	31%	6%

Three months ended March 31, 2026 and 2025
Revenue

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$663,411	$392,361	$271,050	69%
United States	525,561	313,852	211,709	67%
Rest of world	137,850	78,509	59,341	76%
Revenue for the three months ended March 31, 2026 increased by $271.1 million, or 69%, compared to the prior year period. The growth in revenue was due primarily to an increase in advertising revenue of $266.0 million, or 74%, as compared to the prior year period driven by an increase in impressions delivered and an increase in pricing. During the three months ended March 31, 2026, ad impressions delivered increased by approximately 32% compared to the prior year period driven in part by ad load optimization and improvements, including new ad placements, and by increases in the number of users and user engagement. For more information regarding increases in the number of users, see “—Key Financial and Operating Metrics—Trends in User Metrics.” During the three months ended March 31, 2026, the price of ads increased by approximately 32% compared to the prior year period driven by higher advertiser demand and performance across the full funnel of ad objectives.
Revenue in the United States for the three months ended March 31, 2026 increased by $211.7 million, or 67%, compared to the prior year period. Revenue in the rest of world for the three months ended March 31, 2026 increased by $59.3 million, or 76%, compared to the prior year period. Revenue growth for both geographies was driven by the factors described above. The growth in revenue in the rest of world was also due to our focus on, among other factors, internationalization, including through machine translation and improving local content.
Cost of Revenue

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$56,267	$37,089	$19,178	52%
Cost of revenue for the three months ended March 31, 2026 increased by $19.2 million, or 52%, compared to the prior year period. The increase in cost of revenue was primarily attributable to increased hosting usage to support product enhancements and user growth on our platform, partially offset by lower hosting prices.
Research and Development Expenses

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$207,246	$191,271	$15,975	8%
Research and development expenses for the three months ended March 31, 2026 increased by $16.0 million, or 8%, compared to the prior year period. The increase was driven primarily by an increase in hosting costs associated with internal research and development activities.

Sales and Marketing Expenses

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$151,472	$90,685	$60,787	67%
Sales and marketing expenses for the three months ended March 31, 2026 increased by $60.8 million, or 67%, compared to the prior year period. The increase was driven primarily by an increase in user and brand marketing expenses and, to a lesser extent, an increase in employee-related costs, driven in part by an increase in headcount.
General and Administrative Expenses

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$65,514	$69,413	$(3,899)	(6)%
General and administrative expenses for the three months ended March 31, 2026 were relatively flat compared to the prior year period.
Other Income (Expense), Net

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$22,816	$20,534	$2,282	11%
Other income (expense), net for the three months ended March 31, 2026 increased by $2.3 million, or 11%, compared to the prior year period. The increase was primarily due to higher interest earned on our cash and investments driven by a higher invested balance.
Income Tax Expense (Benefit)

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$1,747	$(1,721)	$3,468	(202)%

Income tax expense (benefit) for the three months ended March 31, 2026 increased by $3.5 million, or (202)%, compared to the prior year period. The increase was primarily due to an increase in income before income taxes as compared to the prior year period.
Liquidity and Capital Resources
We have historically financed our operations primarily through net proceeds from the sale of our stock and payments received from our customers. We began generating net positive operating cash flows in 2024. Our primary uses of cash are employee-related costs and the cost of operating our mobile applications and website.
As of March 31, 2026, we had $2.8 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, time deposits, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. As of March 31, 2026, approximately 2% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of March 31, 2026, we have issued three letters of credit, two of which are denominated in a foreign currency, for an aggregate of $5.4 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.6 million. The aggregate available balance under the Revolving Credit Facility was $494.6 million as of March 31, 2026.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of March 31, 2026.
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
On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. During the three months ended March 31, 2026, we repurchased 34,690 shares of our Class A common stock for $5.0 million. As of March 31, 2026, $995.0 million remained available for repurchases.
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2026	2025
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$312,253	$127,578
Net cash provided by (used in) investing activities	124,822	(27,502)
Net cash provided by (used in) financing activities	(16,296)	(26,491)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$420,779	$73,585
Free Cash Flow(1)	$311,163	$126,599
_________________
(1)See “Non-GAAP Financial Measures—Free Cash Flow” for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.

Operating Activities
Net cash provided by operating activities was $312.3 million in the three months ended March 31, 2026, resulting primarily from net income of $204.0 million in the three months ended March 31, 2026, adjustments for non-cash items, primarily related to stock-based compensation expense of $68.3 million, and a decrease in accounts receivable of $68.0 million due to the timing of cash collections. These amounts were partially offset by an increase in prepaid expenses and other assets of $23.8 million. Net cash provided by operating activities was $127.6 million in the three months ended March 31, 2025, resulting primarily from net income of $26.2 million in the three months ended March 31, 2025 and adjustments for non-cash items, primarily related to stock-based compensation expense of $85.4 million, a decrease in accounts receivable of $23.4 million due to the timing of cash collections, and an increase in accrued expenses and other current liabilities of $16.1 million due to the timing of payments. These amounts were partially offset by an increase in prepaid expenses and other assets of $17.0 million.
Investing Activities
Net cash provided by investing activities was $124.8 million in the three months ended March 31, 2026, primarily due to maturities and proceeds from the sale of marketable securities of $492.5 million, partially offset by additional purchases of marketable securities of $364.9 million. Net cash used in investing activities was $(27.5) million in the three months ended March 31, 2025, primarily due to additional purchases of marketable securities of $504.8 million, partially offset by maturities and proceeds from the sale of marketable securities of $477.4 million.
Financing Activities
Net cash used in financing activities was $(16.3) million in the three months ended March 31, 2026 and consisted primarily of cash payments for taxes related to net share settlement of restricted stock units of $16.2 million. Net cash used in financing activities was $(26.5) million in the three months ended March 31, 2025 and consisted primarily of cash payments for taxes related to net share settlement of restricted stock units of $36.7 million, partially offset by proceeds from exercises of employee stock options of $10.2 million.
Free Cash Flow
Free Cash Flow was $311.2 million and $126.6 million for the three months ended March 31, 2026 and 2025, respectively, and was composed of net cash provided by operating activities, resulting primarily from net income, adjustments for non-cash items, and changes in working capital. Free Cash Flow also included purchases of property and equipment of $1.1 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the increase in Free Cash Flow as compared to the prior year period was driven primarily by the increase in net income.
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
Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the three months ended March 31, 2026, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Annual Report.
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
Other than as described below, there have been no material changes to our critical accounting policies and estimates as described in our Annual Report.

Income Taxes
We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities using the enacted statutory tax rates in effect for the years in which we expect the differences to reverse. We establish valuation allowances to reduce the total deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including past operating results and estimates of future taxable income. Our judgment regarding the timing and amount of the valuation allowance release is subject to change based on a number of factors, including but not limited to, the level of profitability (income before income taxes adjusted for permanent differences) that we are able to accurately forecast, as well as the amount of our tax deductible stock-based compensation, which is dependent upon our publicly traded share price, and macroeconomic conditions, among other factors. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for (benefit from) income taxes in the period in which such determination is made.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $1.4 billion and $1.0 billion as of March 31, 2026 and December 31, 2025, respectively. We had marketable securities of $1.4 billion and $1.5 billion as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, time deposits, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three months ended March 31, 2026 and 2025, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three months ended March 31, 2026 and 2025, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to grow international operations, our exposure to foreign currency risk will become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three months ended March 31, 2026 and 2025, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

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
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. You should carefully consider the risks described below as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.
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
We also compete to attract and retain Redditors’ attention on the basis of our content and Redditor experiences with our platform and face significant competition for prospective users, both domestically and internationally. We compete against many companies that provide content and communications services to online users, including Google (including YouTube, Search, Maps, and Shopping), Meta (including Facebook, Instagram, Threads, and WhatsApp), Wikipedia, Snap, X, Pinterest, TikTok, Roblox, Discord, and Twitch, and which offer a variety of internet- and mobile device-based products, services, and content. Many of these companies have greater financial resources and substantially larger user bases than Reddit. Our competitors may draw users towards their products or services and away from ours. This could decrease the growth, engagement, or retention of Redditors, which, in turn, would negatively affect our business. In addition, we face competition from large language models (“LLMs”) and other AI models that retrieve and synthesize information, such as those built by

Google, Meta, OpenAI, and Anthropic. Redditors may choose to find information using AI tools, which in some cases may have been trained using Reddit content, instead of visiting Reddit directly. While we have made, and expect to continue to make, significant investments to integrate AI, including generative AI, into our platform, AI technologies are rapidly evolving and there can be no guarantee that our products and services will remain competitive as new AI technologies are developed, adopted, and integrated.
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
Although we had net income for the three months ended September 30, 2024 and every quarter since, we have a history of net losses, and we may incur net losses again in the future. We incurred a net loss of $(484.3) million for the year ended December 31, 2024. As of March 31, 2026, we had an accumulated deficit of $(467.1) million. We also expect our costs and expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our costs and expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden and retain our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may generate only limited revenue and reduce our operating margin. If our investments are not successful, our ability to increase revenue may be adversely affected.
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
•our ability to maintain and grow DAUq, as well as users’ activity on Reddit;
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
Because we make our products and services available across a variety of operating systems, networks, and websites, we are dependent on the interoperability of our products and services with popular devices, desktop and mobile operating systems, and web browsers that we do not control, such as Mac OS, Windows, Android, iOS, Chrome, Safari, and Firefox. Any changes to these operating systems, devices, web browsers, or online stores distributing our apps that impact the accessibility, speed, or functionality of our products and services or give preferential treatment to competitive products could harm usage of our products and services. Further, if such operating systems or application stores limit the availability of our apps, make changes that degrade the functionality of our apps, increase the cost of using our apps, impose terms of use unsatisfactory to us, limit our ability to target or measure the effectiveness of ads, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application store is more prominent than the placement of our apps, our user growth could be adversely affected. Any changes in such operating systems and application stores that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could also adversely affect our platform’s usage across devices. For example, some operating systems have implemented or explored changes to the underlying application architecture, such as Apple’s App Tracking Transparency, or specialized infrastructure for advertisement-driven app installations, such as SKAdNetwork, which reduce our ability to target and measure advertising and, in turn, may negatively impact the size of the budgets that advertisers are willing to commit to us. Some marketplaces are exploring or have adopted stricter content policies, including age-based access controls and discovery limitations based on an application’s rating or content. If we are unable to adapt to such changes, this could adversely affect our platform’s access to and usage within those ecosystems. Moreover, if the number of platforms for which we develop our products expands, it will result in an increase in our operating expenses.
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
Our DAUq metrics may also be impacted by our efforts to reduce the number of false, spam, and bot accounts in existence on our platform. We regularly deactivate false, spam, and bot accounts that violate our terms or policies, and exclude these users from the calculation of our DAUq metric. In addition, we recently announced plans to clearly label non-human accounts (for example, bot accounts) and to verify that accounts displaying automated or suspicious behavior are operated by humans. However, we will not succeed in identifying and removing all false, spam, and bot accounts, which means that our DAUq count could be overstated. We are continually seeking to improve our ability to estimate the total number of false, spam, and bot accounts and eliminate them from the calculation of our DAUq, although our quarterly average DAUq metric may continue to reflect such accounts if, in our view, the impact of their inclusion has an immaterial impact on our average DAUq for the given quarter. Moreover, a single person or organization may hold multiple accounts and may use more than one account to perform multiple views within a relevant period. We lack adequate information to effectively deduplicate such traffic from different registered accounts that may come from the same person or organization. As such, the calculation of our DAUq may not accurately reflect the actual number of people or organizations using our platform.
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
Our employee headcount and the scope and complexity of our business have continued to increase, with the number of full-time employees increasing to 2,555 as of December 31, 2025 from 2,233 as of December 31, 2024. The growth and expansion of our business and products create significant challenges for our management, including managing multiple relationships with Redditors, advertisers, partners, and other third parties, and constraining operational and financial resources. If our operations or the number of third-party relationships continue to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. We also believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture and successfully implement more scalable organization structures as we grow and evolve, it could negatively impact our ability to foster the innovation, creativity, and teamwork that we believe are important to support our growth. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, engage, and manage our employee base.
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
We have experienced in the past, and may in the future experience, cybersecurity attacks (including denial of service, phishing, social engineering, ransomware, malware, and integrity attacks), computer viruses, software bugs, internet interruptions, disruptions, or losses, spam or other attacks, breach by intentional or negligent conduct, theft or fraud on the part of employees or other third parties, including state-sponsored organizations with significant financial and technological resources, terrorism, improper operation, data loss, coding or configuration errors, credential stuffing, human error, natural disasters, and other security breaches, and as a result, unauthorized parties may impede or deny access to our platform or otherwise obtain access to our data or Redditors’ or advertisers’ data, including personal information. For example, in February 2023, we experienced a data security incident in which an attacker was able to obtain an employee’s login credentials to gain access to certain contact information, internal documents, source code, and other internal business information. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, engaging in coordinated information manipulation, or other objectionable ends. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attack. While we take efforts to protect our systems and data, including taking steps to protect the integrity of our APIs, there can be no assurance that our safety and security measures (and those of our third-party providers) will prevent damage to, or interruption or breach of, our information systems, data, and operations. Our technology may fail to adequately secure the personal information and other data we maintain, and we cannot entirely eliminate the risk of improper or unauthorized access to, or disclosure of, personal information and other data, other data security events that impact the integrity or availability of personal information or our systems and operations, or the related costs we may incur to mitigate and remediate the consequences from such events. We may also assume liabilities for breaches experienced by the companies we acquire. Additionally, we cannot guarantee that our insurance coverage would extend to all risks we face, including cybersecurity and AI-related risks, and may not be sufficient to cover all applicable losses. Any systems failure or compromise of our security that results in the unauthorized access to, or release of, Redditors’ or advertisers’ data or disruption of access to our platform could significantly limit the use and adoption of our products and services, as well as harm our reputation and brand and, therefore, our business.
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
We expect increasing legal complexity and uncertainty regarding the use and regulation of content made available on platforms such as ours. We have faced, currently face, and will continue to face claims and governmental scrutiny relating to information or content that is published or made available on our platform. In particular, the nature of our business exposes us to claims and governmental scrutiny related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity, data privacy and security, personal injury torts, laws regulating hate speech or other types of content, online safety, sex trafficking, consumer protection, and breach of contract, among others. In the United States, there have been and will continue to be various U.S. Executive Branch, Congressional, and state-level efforts to regulate the content made available on platforms such as ours, and to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act. Our current protections from liability in the United States and other jurisdictions outside of the United States for content moderation decisions and third-party content posted on our platform could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. For example, recent U.S. court decisions finding certain social media platforms liable for alleged harms arising from platform design features represent an emerging litigation theory that seeks to circumvent Section 230 protections, and similar claims directed at us could increase our litigation costs, result in significant settlement costs or damages awards, and adversely affect our business, results of operations, financial condition, and prospects.
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin

America are considering or have implemented legislation and regulations imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, legislation in Germany and India has resulted and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Moreover, a recent ruling by Brazil’s Supreme Federal Court partially invalidated the country's pre-existing intermediary liability framework and introduced a new notice and takedown regime for a broad range of unlawful content and illegal ads, increasing legal and compliance risks in Brazil. Content-related legislation and regulations also have required us and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Union (the “EU”) Directive on Copyright in the Digital Single Market expands online platform liability for copyright infringement and regulates certain uses of news content online. The Dutch Media Authority has registered Reddit as a video-sharing platform service under the Dutch Media Act, which transposes the EU Audiovisual Media Service Directive into Dutch law. The expansion and complexity of laws and regulations like the Online Safety Acts in the United Kingdom (the “UK”) and Australia, the EU ePrivacy Directive, the EU Digital Services Act (the “DSA”), Brazil’s Digital Statute for Children and Adolescents, and others across the globe will increase our compliance costs and require changes to our processes and operations. The DSA imposes significant content moderation, notice, transparency, advertising, and child safety obligations, in addition to advertising restrictions and other requirements to protect consumers and their rights online; and in February 2026, Reddit reported that it surpassed the threshold of average monthly active recipients in the EU to be designated as a Very Large Online Platform (“VLOP”). If the European Commission designates Reddit as a VLOP, we will be subject to additional rules and compliance obligations. Further, beyond the DSA, there are regulations aimed at limiting minors’ access to online content, including adult content, or otherwise governing their treatment by online platforms, such as the Online Safety Acts in the UK and Australia, the Social Media Minimum Age law in Australia, and the Digital Majority Act in France. These regulations have prevented and could continue to prevent us from making our services available to certain users in certain jurisdictions, increase our costs of operations, and introduce technological challenges (such as requiring development and implementation of age collection and age or identity verification systems and parental controls), all of which could adversely affect our business, results of operations, financial condition, and prospects.
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
There have been, and will continue to be, legislative and regulatory developments related to imposing new obligations on online platforms with respect to commerce listings, user content, counterfeit goods, and copyright-infringing material. For example, we are exploring different ways for Redditors to purchase and gift virtual goods and receive rewards for contributions to our platform, including through Reddit’s earnings programs for contributors and developers. These programs may be subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including laws governing money laundering and terrorist financing, money transmission, prepaid access and stored value, electronic funds transfer, marketing of in-app purchases, virtual currency, consumer protection, taxation, unclaimed property, securities, banking and lending, trade sanctions, and import and export restrictions. In some jurisdictions, the application or interpretation of these laws and regulations is not, and in the future may not be, clear. For example, in some situations, the SEC has found the sale of certain virtual goods to have been securities offerings and has fined issuers and taken other related actions to prohibit the sale and trading of such items. Moreover, to the extent our virtual goods and rewards products are deemed securities, our activities relating to these products could cause us to be required to register as a broker-dealer or exchange.
We also continue to pursue new business initiatives to empower communities through new technologies, including machine learning and AI. Although we deprecated the Reddit Collectible Avatars Creator Program in November 2025, we have previously pursued and may in the future pursue blockchain technology and non-fungible token (“NFT”) standards. These initiatives and technologies are subject to complex and rapidly evolving laws and regulations, and governments and regulatory authorities may disagree with our risk-based judgments about how these laws and regulations apply to our business initiatives, or may enact, interpret, or apply laws and regulations that are inconsistent across jurisdictions. In addition, future legal and regulatory developments related to machine learning and AI, blockchain technology, and NFT standards may negatively impact demand for, and our ability to offer, products and services related to these new technologies. They may also increase our compliance and litigation costs, cause us to change our business practices, and harm our business, results of operations, financial condition, and prospects. To support our business initiatives relying on blockchain technology and NFT standards, including Reddit Collectible Avatars, we have acquired and used, and may continue to acquire and use, certain cryptocurrencies, including Ether and Matic. Collectible Avatars rely on blockchain technology, NFT standards, and cryptocurrencies for their creation, existence, and transactional validation on the blockchain, which exposes them to risks related to cybersecurity, malicious attack, and technological obsolescence. While we believe we have taken reasonable measures to secure our use of blockchain technology and cryptocurrencies, these risks, in addition to human errors and computer malfunctions, may harm or result in the loss of Collectible Avatars, blockchain technology, and cryptocurrencies we control.
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
In addition, we are in the early stages of our content licensing efforts and are exploring content licensing opportunities where we believe the opportunity does not conflict with our values and the rights of Redditors. These programs may subject us to evolving approaches to the regulation of this data and implicate complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. Given the novel nature of these technologies and commercial arrangements, we have received and expect to continue to receive inquiries regarding our content licensing efforts from regulators. For example, the Dutch data protection authority, the Autoriteit Persoonsgegevens (the “Dutch AP”), has inquired into and ordered access to information about our content licensing efforts, which we are contesting. Given the novel nature of these technologies and commercial arrangements, we are not surprised that regulators have expressed interest in this area. We do not believe that we have engaged in any unfair or deceptive trade practice, we expect to receive continued regulatory interest in our plans, and any regulatory engagement can be lengthy, unpredictable and may cause us to incur substantial costs. It is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
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
We are also subject to complex and evolving privacy laws in the EU and the UK, such as the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation (the “UK GDPR”). The enactment of the EU GDPR and the UK GDPR introduced numerous privacy-related changes for companies operating in the EU and the UK, including greater control for data subjects (including, for example, the “right to be forgotten”), increased data portability for EU and UK consumers, data breach notification requirements, and increased fines. In particular, fines for certain breaches are significant, up to the greater of 4% of total global annual turnover or €20 million in the EU (£17.5 million under the UK GDPR). Since we are subject to the supervision of the relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of these regimes independently in respect of the same breach. In addition to fines, a breach of the relevant regimes could result in litigation, regulatory investigations or inquiries, reputational damage, orders to cease or change our data processing activities, enforcement notices, or assessment notices (for a compulsory audit).
We also expect increasing legal complexity and uncertainty regarding how and under what circumstances we can transfer, process, or receive certain data that is critical to our operations, including data shared between countries or regions in which we operate and data shared among our products and services. These various developments in relation to international personal data transfers require us to implement new or revised documentation and processes, within the relevant time frames, and are subject to ongoing scrutiny and potential future challenge, leading to additional costs and increasing our overall risk exposure. For example, the EU and UK GDPR prohibit transfers of personal information from the European Economic Area (“EEA”) or the UK to countries not formally deemed adequate by the European Commission or the UK Information Commissioner’s Office (“UK ICO”), respectively, including the U.S., unless particular compliance mechanisms (and, if necessary, certain safeguards) are implemented. The mechanisms that we and many other companies rely upon for EEA and UK data transfers (for example, standard contractual clauses or the EU-US Data Privacy Framework and the UK Extension to the EU-US Data Privacy Framework) are the subject of legal challenge, regulatory interpretation, and judicial decisions. While the U.S. and the EU reached agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the UK) and while we currently self-certify to the EU-US Data Privacy Framework, the Swiss-US Data Privacy Framework, and the UK Extension, there are legal challenges to this data transfer mechanism as well. We may suffer additional costs, complaints or regulatory investigations, inquiries, or fines, and we may be unable to operate material portions of our business in the EU or the UK, and/or have to stop using certain tools and vendors or make other operational changes, which would harm our business, results of operations, financial condition, and prospects if this data transfer mechanism or others are invalidated.
There are a number of legislative proposals or recently enacted or evolving laws in the United States, at both the federal and state level, and in the EU and the UK that could impose new obligations or limitations in areas affecting our business. In the EU and the UK, regulators are increasingly focusing on compliance with requirements directed towards the protection of children’s data online. For example, the UK ICO recently issued a penalty notice to us for alleged violations of the UK GDPR, which we are appealing. Further, EU national laws that implement the ePrivacy Directive (Directive 2002/58/EC concerning the processing of personal data and the protection of privacy in the electronic communications sector) may be replaced by separate, more targeted regulations, which may alter rules on tracking technologies, impose burdensome requirements surrounding obtaining consent and significantly increase fines for non-compliance. Regulators in other countries, for example, India, have enacted similar privacy laws and regulations that may impose additional obligations on our processing of data. If regulators start to enforce an increasingly strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities.
From time to time, governments, regulators, and other third parties have and may in the future, reach out to ask questions or express concerns about whether our products, services, or practices compromise the privacy or data protection rights of Redditors and others. While we strive to comply with applicable laws, rules, and regulations relating to privacy, data protection, and data security, our privacy policies, and other obligations we may have with respect to privacy, data protection, and data security, the failure or perceived failure to comply with such obligations may result in investigations, inquiries, and other proceedings or actions against us by governments, regulators, or other third parties. For example, the Dutch AP has inquired into and ordered access to information about our content licensing efforts, which we are contesting. Additionally, we are currently and may in the future become involved in data privacy-related litigation or other disputes. Moreover, a number of proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business and operations.
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
We are, and may become in the future, party to various lawsuits and claims arising in the normal course of business, which may include putative class action suits or other lawsuits or claims relating to privacy, securities and other regulatory matters, user consent, intellectual property and/or open source software, customer matters, our marketing and sales practices, content on our site, accessibility of our site, AI, content moderation and platform regulation, child safety, contracts, employment matters, or other aspects of our business. For a description of such material litigation, see Note 9—Commitments and Contingencies—Legal Matters and Indemnifications to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Such lawsuits have in the past and may in the future result in us incurring significant expenses in settlement and litigation costs. Any negative outcome from any such lawsuits, claims, or settlement could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices and, accordingly, our business, results of operations, financial condition, or prospects could be adversely affected. There can be no assurances that a favorable final outcome will be obtained in all our cases, and any lawsuit, even defending unmerited claims, is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, results of operations, financial condition, and prospects.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge will continue to increase as we expand our operations globally. Changes in tax laws, issuance of new tax rulings, or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes, which in turn could adversely affect our results of operations and financial condition. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average annual adjusted financial statement income over a three-tax-year period in excess of $1 billion and an excise tax on certain stock repurchases by certain covered corporations. Repurchases of our Class A common stock under the share repurchase program authorized by our Board of Directors in February 2026 could result in an excise tax liability, and we are continuing to evaluate the impact that such excise tax liability, if any, may have on our aggregate tax liability.
In addition, many countries in the EU, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. In particular, over the past several years, the Organisation for Economic Co-operation and Development (“OECD”) has been working on a base erosion and profit shifting (“BEPS”) project. As part of the OECD’s BEPS project, over 140 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%, referred to as Pillar Two. The Council of the European Union has approved its directive to implement rules regarding such a 15% global minimum tax rate, and other jurisdictions have already enacted taxes that target technology companies. On January 5, 2026, the OECD announced a side-by-side arrangement that exempts U.S.-parented multinational businesses from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We are unable to predict what changes to the tax laws of the United States and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any of these or similar developments or changes to tax laws or rulings could adversely affect our effective tax rate and our results of operations and financial condition.
We may have exposure to greater than anticipated tax liabilities.
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. We are subject to taxation in several non-U.S. jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The number of jurisdictions where we are subject to tax will increase as we expand our global operations. The amount of taxes paid in these jurisdictions could substantially change as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedent, which could have an adverse impact on our liquidity and results of operations. Additionally, our future income taxes could be affected by earnings and changes in the valuation allowance on our U.S. deferred tax assets. The relevant taxing authorities in a jurisdiction may disagree with our determinations regarding the income and expense attributable to that jurisdiction. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time or ongoing tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our business.
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

In addition, the stock market in general, and the market for technology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Moreover, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We are currently subject to stockholder litigation, as described in Note 9—Commitments and Contingencies—Legal Matters and Indemnifications to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and may be subject to additional such cases in the future. Securities litigation against us could result in substantial costs and divert our management’s attention and resources from our business.
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
In February 2026, our Board of Directors authorized a share repurchase program with authorization to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Repurchases may be effected, from time to time, on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. Although the program has been authorized, there is no obligation for us to repurchase any specific dollar amount of stock.
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our Board of Directors, entered into a voting agreement with each of (i) Advance Magazine Publishers Inc. ("Advance") and (ii) Tencent Cloud Europe B.V. and Jojoba Investment Limited that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholders and certain of their affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. We estimate as of March 31, 2026, pursuant to such voting agreements, Mr. Huffman was entitled to vote shares representing approximately 76% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the Board of Directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2026, we had 141,867,916 shares of Class A common stock outstanding, 50,543,398 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
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
Further, as of March 31, 2026, we had 10,410,938 options outstanding that, if fully exercised, would result in the issuance of 8,917,603 shares of Class A common stock and 1,493,335 shares of Class B common stock, as well as 3,160,112 shares of Class A common stock and 411,195 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
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
None.
(b)
Use of Proceeds
None.
(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2026:

	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
	(in thousands, except share and per share data)
January 1 - January 31, 2026	—	$—	—	$—
February 1 - February 28, 2026	—	$—	—	$1,000,000
March 1 - March 31, 2026	34,690	$144.12	34,690	$995,001
Total	34,690		34,690
________________
(1)On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. See Note 10—Stockholders' Equity of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2)Average price per share includes commissions and fees associated with repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, the directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) listed below adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:
On March 3, 2026, our Chief Accounting Officer, Michelle Reynolds, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 11,523 shares of our Class A common stock. The actual number of shares subject to the Rule 10b5-1 trading arrangement is expected to be different due to our withholding of certain shares to satisfy tax withholding obligations in connection with the vesting of restricted stock units. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or February 28, 2027.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/25/2024	3.1
3.2	Amended and Restated Bylaws	8-K	3/25/2024	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Class A Common Stock Certificate	S-1/A	3/11/2024	4.2
4.3	Form of Class B Common Stock Certificate	S-8	3/21/2024	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated September 1, 2021, by and among the Registrant and the investors listed therein	S-1	2/22/2024	10.1
10.1#	Amended and Restated Employment Offer Letter by and between the Registrant and Christopher Slowe				X
10.2#	Amended and Restated Employment Offer Letter by and between the Registrant and Benjamin Lee				X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDIT, INC.

Dated: April 30, 2026	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)