Form 10-Q
period 2026-06-30
Reddit, Inc.
filed 2026-07-31
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, the registrant had outstanding 146,103,200 shares of Class A common stock, 46,293,310 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.0001.

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
•our opportunity to grow our DAUq in the United States by developing compelling products for our users and improving product quality across all platforms, and scaling internationally through new geographic markets and investing in under-penetrated ones;

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

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$804,905	$499,627	$1,468,316	$891,988
Costs and expenses:
Cost of revenue	70,308	45,900	126,575	82,989
Research and development	231,276	196,610	438,522	387,881
Sales and marketing	195,897	120,619	347,369	211,304
General and administrative	75,708	68,787	141,222	138,200
Total costs and expenses	573,189	431,916	1,053,688	820,374
Income from operations	231,716	67,711	414,628	71,614
Other income (expense), net	25,119	21,147	47,935	41,681
Income before income taxes	256,835	88,858	462,563	113,295
Income tax expense (benefit)	3,987	(439)	5,734	(2,160)
Net income	$252,848	$89,297	$456,829	$115,455
Net income per share attributable to Class A and Class B common stock (Note 4)
Basic	$1.31	$0.48	$2.38	$0.63
Diluted	$1.25	$0.45	$2.26	$0.58
Weighted-average shares of Class A and Class B common stock used to compute net income per share attributable to common stockholders
Basic	192,345,684	185,437,777	191,932,329	183,730,992
Diluted	202,029,721	199,522,433	202,326,864	200,681,458
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,486,838	$953,569
Marketable securities	1,299,519	1,523,242
Accounts receivable, net	650,098	590,162
Prepaid expenses and other current assets	105,210	69,012
Total current assets	3,541,665	3,135,985
Property and equipment, net	11,981	12,710
Operating lease right-of-use assets, net	18,411	20,788
Intangible assets, net	10,565	15,521
Goodwill	42,174	42,174
Other noncurrent assets	11,809	11,995
Total assets	$3,636,605	$3,239,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,144	$62,929
Operating lease liabilities	7,783	7,023
Accrued expenses and other current liabilities	240,822	201,331
Total current liabilities	337,749	271,283
Operating lease liabilities, noncurrent	13,084	16,191
Other noncurrent liabilities	72	22,661
Total liabilities	350,905	310,135
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 145,841,108 and 139,218,373 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	14
Class B common stock, par value $0.0001 per share; 140,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 46,480,309 and 51,673,735 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Class C common stock, par value $0.0001 per share; 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,504,664	3,595,772
Accumulated other comprehensive income (loss)	(4,695)	4,364
Accumulated deficit	(214,288)	(671,117)
Total stockholders’ equity	3,285,700	2,929,038
Total liabilities and stockholders’ equity	$3,636,605	$3,239,173
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$252,848	$89,297	$456,829	$115,455
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	(2,292)	(158)	(6,055)	185
Change in foreign currency translation adjustment	(1,424)	2,571	(3,004)	3,518
Net comprehensive income	$249,132	$91,710	$447,770	$119,158
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended June 30, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	129,145,465	$13	55,121,821	$5	$3,390,469	$1,314	$(1,174,680)	$2,217,121
Issuance of common stock upon exercise of stock options, net	358,393	—	629,769	—	4,303	—	—	4,303
Issuance of common stock upon settlement of restricted stock units, net	1,801,956	—	17,251	—	(15,224)	—	—	(15,224)
Conversion of Class B common stock to Class A common stock	656,715	—	(656,715)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	89,070	—	—	89,070
Net income	—	—	—	—	—	—	89,297	89,297
Change in other comprehensive income	—	—	—	—	—	2,413	—	2,413
Balance as of June 30, 2025	131,962,529	$13	55,112,126	$5	$3,468,618	$3,727	$(1,085,383)	$2,386,980

	Three months ended June 30, 2026
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	141,867,916	$14	50,543,398	$5	$3,647,812	$(979)	$(467,136)	$3,179,716
Issuance of common stock upon exercise of stock options, net	411,629	—	6,741	—	5,037	—	—	5,037
Issuance of common stock upon settlement of restricted stock units, net	946,119	—	34,426	—	(14,546)	—	—	(14,546)
Conversion of Class B common stock to Class A common stock	4,104,256	—	(4,104,256)	—	—	—	—	—
Repurchases of Class A common stock	(1,488,812)	—	—	—	(234,591)	—	—	(234,591)
Stock-based compensation expense	—	—	—	—	100,952	—	—	100,952
Net income	—	—	—	—	—	—	252,848	252,848
Change in other comprehensive income	—	—	—	—	—	(3,716)	—	(3,716)
Balance as of June 30, 2026	145,841,108	$14	46,480,309	$5	$3,504,664	$(4,695)	$(214,288)	$3,285,700

Reddit, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Six months ended June 30, 2025
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	125,001,880	$12	55,314,099	$5	$3,331,546	$24	$(1,200,838)	$2,130,749
Issuance of common stock upon exercise of stock options, net	1,363,474	—	1,456,450	—	14,487	—	—	14,487
Issuance of common stock upon settlement of restricted stock units, net	3,904,250	1	34,502	—	(51,899)	—	—	(51,898)
Conversion of Class B common stock to Class A common stock	1,692,925	—	(1,692,925)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	174,484	—	—	174,484
Net income	—	—	—	—	—	—	115,455	115,455
Change in other comprehensive income (loss)	—	—	—	—	—	3,703	—	3,703
Balance as of June 30, 2025	131,962,529	$13	55,112,126	$5	$3,468,618	$3,727	$(1,085,383)	$2,386,980

	Six months ended June 30, 2026
	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	139,218,373	$14	51,673,735	$5	$3,595,772	$4,364	$(671,117)	$2,929,038
Issuance of common stock upon exercise of stock options, net	814,359	—	45,204	—	9,936	—	—	9,936
Issuance of common stock upon settlement of restricted stock units, net	2,024,395	—	68,853	—	(30,742)	—	—	(30,742)
Conversion of Class B common stock to Class A common stock	5,307,483	—	(5,307,483)	—	—	—	—	—
Repurchases of Class A Common Stock	(1,523,502)	—	—	—	(239,590)	—	—	(239,590)
Stock-based compensation expense	—	—	—	—	169,288	—	—	169,288
Net income	—	—	—	—	—	—	456,829	456,829
Change in other comprehensive income (loss)	—	—	—	—	—	(9,059)	—	(9,059)
Balance as of June 30, 2026	145,841,108	$14	46,480,309	$5	$3,504,664	$(4,695)	$(214,288)	$3,285,700

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash flows from operating activities
Net income	$252,848	$89,297	$456,829	$115,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,258	3,934	8,468	7,897
Non-cash operating lease cost	1,743	1,514	3,419	2,982
Amortization of premium (accretion of discount) on marketable securities, net	(2,799)	(6,691)	(7,096)	(15,575)
Stock-based compensation expense	100,952	89,070	169,288	174,484
Other adjustments	85	97	(606)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(127,228)	(81,116)	(59,271)	(57,757)
Prepaid expenses and other assets	(12,454)	(9,352)	(36,206)	(26,358)
Operating lease right-of-use assets and liabilities	(1,575)	(1,589)	(3,390)	(3,369)
Accounts payable	37,020	19,991	26,037	18,945
Accrued expenses and other liabilities	9,026	6,176	16,657	22,246
Net cash provided by (used in) operating activities	$261,876	$111,331	$574,129	$238,909
Cash flows from investing activities
Purchases of property and equipment	(1,134)	(505)	(2,224)	(1,484)
Purchases of marketable securities	(311,978)	(556,457)	(676,907)	(1,061,303)
Maturities of marketable securities	409,247	552,532	883,715	1,017,594
Proceeds from sale of marketable securities	—	—	17,989	12,372
Other investing activities	(1,421)	2,354	(3,037)	3,243
Net cash provided by (used in) investing activities	$94,714	$(2,076)	$219,536	$(29,578)
Cash flows from financing activities
Proceeds from exercise of employee stock options	5,037	4,303	9,936	14,487
Taxes paid related to net share settlement of restricted stock units	(14,546)	(15,225)	(30,742)	(51,900)
Repurchases of Class A common stock	(234,591)	—	(239,590)	—
Net cash provided by (used in) financing activities	$(244,100)	$(10,922)	$(260,396)	$(37,413)
Net increase (decrease) in cash and cash equivalents	112,490	98,333	533,269	171,918
Cash and cash equivalents at the beginning of the period	1,374,348	635,727	953,569	562,142
Cash and cash equivalents at the end of the period	$1,486,838	$734,060	$1,486,838	$734,060
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
Significant estimates relate primarily to the valuation of deferred tax assets, determining the fair value of stock-based awards, the fair value of assets and liabilities assumed in business combinations, and the incremental borrowing rate used to determine operating lease right-of-use assets and lease liabilities. On an ongoing basis, management evaluates our estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
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
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Advertising revenue	$761,625	$464,785	$1,386,295	$823,415
Other revenue	43,280	34,842	82,021	68,573
Total revenue	$804,905	$499,627	$1,468,316	$891,988
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
United States	$638,119	$408,842	$1,163,680	$722,694
Rest of world(1)	166,786	90,785	304,636	169,294
Total revenue	$804,905	$499,627	$1,468,316	$891,988
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three and six months ended June 30, 2026 and 2025.
Deferred revenue was $38.6 million and $18.1 million as of June 30, 2026 and December 31, 2025, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025 included substantially all of the deferred revenue balance at the beginning of each respective period.
As of June 30, 2026, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year was $92.1 million. This amount consists primarily of long-term content licensing contracts and

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $62.0 million in the remainder of 2026 and $30.1 million in 2027.
4. Net Income per Share
We compute net income per share of Class A and Class B common stock using the two-class method required for multiple classes of common stock. Holders of our Class A and Class B common stock have identical rights except with respect to voting, conversion, and transfer rights, and therefore share equally in our net income or losses.
The following table presents the calculation of basic and diluted net income per share attributable to common stock:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Basic net income per share attributable to common stockholders:
Numerator:
Net income attributable to common stockholders	$189,468	$63,380	$62,806	$26,491	$338,468	$118,361	$80,803	$34,652
Denominator:
Basic weighted-average common shares outstanding	144,131,494	48,214,190	130,426,589	55,011,188	142,204,102	49,728,227	128,586,761	55,144,231
Basic income per share attributable to common stockholders	$1.31	$1.31	$0.48	$0.48	$2.38	$2.38	$0.63	$0.63
Diluted net income per share attributable to common stockholders:
Numerator:
Net income attributable to common stockholders	$192,506	$60,342	$64,676	$24,621	$344,549	$112,280	$83,730	$31,725
Denominator:
Basic weighted-average common shares outstanding	144,131,494	48,214,190	130,426,589	55,011,188	142,204,102	49,728,227	128,586,761	55,144,231
Weighted-average effect of dilutive potential common stock	9,684,037	—	14,084,656	—	10,394,535	—	16,950,466	—
Shares used in computation of diluted net income per share attributable to common stockholders	153,815,531	48,214,190	144,511,245	55,011,188	152,598,637	49,728,227	145,537,227	55,144,231
Diluted net income per share attributable to common stockholders	$1.25	$1.25	$0.45	$0.45	$2.26	$2.26	$0.58	$0.58
The following outstanding potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs and RSAs	13,539	—	433,058	—	13,712	—	126,137	—
Total	13,539	—	433,058	—	13,712	—	126,137	—
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis:

		June 30, 2026
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$1,306,708	$—	$—	$1,306,708
U.S. treasury securities	Level 1	34,951	—	—	34,951
Time deposits	Level 2	26,438	—	—	26,438
Marketable securities:
U.S. treasury securities	Level 1	382,509	132	(1,061)	381,580
U.S. agency bonds	Level 2	428,113	—	(2,699)	425,414
Corporate bonds	Level 2	272,412	87	(447)	272,052
Time deposits	Level 2	142,813	—	—	142,813
Commercial paper	Level 2	77,701	2	(43)	77,660
Total		$2,671,645	$221	$(4,250)	$2,667,616

		December 31, 2025
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$825,323	$—	$—	$825,323
U.S. treasury securities	Level 1	11,934	1	—	11,935
Time deposits	Level 2	25,949	—	—	25,949
Marketable securities:
U.S. treasury securities	Level 1	450,474	1,035	(2)	451,507
U.S. agency bonds	Level 2	410,655	167	(134)	410,688
Corporate bonds	Level 2	306,321	820	(13)	307,128
Time deposits	Level 2	140,000	—	—	140,000
Commercial paper	Level 2	213,767	152	—	213,919
Total		$2,384,423	$2,175	$(149)	$2,386,449
Gross unrealized losses within accumulated other comprehensive income (loss) were immaterial as of June 30, 2026 and December 31, 2025. There were no impairment charges due to credit losses during the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026, the amortized cost of marketable securities with maturities less than one year was $680.6 million. The amortized cost of marketable securities with maturities between one and five years was $623.0 million.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
6. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$63,384	$74,750
Deferred revenue	38,548	18,039
Accrued expenses	91,255	86,200
Accrued customer incentives, revenue share payable, and other	30,830	5,984
Other	16,805	16,358
Total accrued expenses and other current liabilities	$240,822	$201,331
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued customer incentives	$—	$22,555
Other	72	106
Total other noncurrent liabilities	$72	$22,661
7. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $42.2 million as of December 31, 2025. There was no change in the carrying amount of goodwill during the six months ended June 30, 2026.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	June 30, 2026
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$36,921	$10,539	1.1
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$37,521	$10,539

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$31,964	$15,496	1.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$32,564	$15,496

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Amortization expense was immaterial for the three and six months ended June 30, 2026 and 2025.
8. Debt
Revolving Line of Credit
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of June 30, 2026, we have issued four letters of credit, three of which are denominated in a foreign currency, for an aggregate of $5.6 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.4 million. The aggregate available balance under the Revolving Credit Facility was $494.4 million as of June 30, 2026.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of June 30, 2026.
9. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the six months ended June 30, 2026, there were no material changes outside the normal course of business to our purchase obligations as disclosed in our Annual Report for the year ended December 31, 2025. In June 2026, we signed an addendum to extend our cloud services agreement with AWS through 2029. We committed under this agreement to spend an aggregate of $880.0 million between July 2026 and June 2029. We have met all minimum purchase commitments under these agreements during the periods presented.
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

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
In February 2026, the United Kingdom Information Commissioner’s Office (“UK ICO”) issued a penalty notice under the UK General Data Protection Regulation, which includes a fine of GBP £14.5 million. We are challenging the UK ICO’s findings in an appeal of the penalty notice.
Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. We are not aware of any other pending matters, individually or in the aggregate, that are expected to have a material adverse impact on our results of operations, financial position, or cash flows as of June 30, 2026. Legal fees and other expenses associated with such matters are expensed as incurred.
10. Stockholders' Equity
Share Repurchase Program
On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. During the six months ended June 30, 2026, we repurchased 1,523,502 shares of Class A common stock for $239.6 million. As of June 30, 2026, $760.4 million remained available for repurchases.
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
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	June 30, 2026	December 31, 2025
Outstanding stock options	9,992,568	10,852,131
Outstanding RSUs	4,670,644	4,370,034
Remaining shares reserved for future issuances under the 2024 Plan	52,942,957	45,792,210
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	68,943,374	62,351,580
The remaining shares reserved for future issuance under the 2024 Plan relate to our Class A common stock.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
11. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the six months ended June 30, 2026:

	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2025	4,460,851	$58.71
Granted	2,798,394	$149.70
Vested	(2,323,949)	$73.54
Canceled/Forfeited	(199,779)	$93.48
Unvested as of June 30, 2026	4,735,517	$103.73
As of June 30, 2026, we had RSUs and RSAs outstanding for 4,735,517 common shares, of which 4,361,703 relate to Class A common stock and 373,814 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $397.3 million as of June 30, 2026 and is expected to be recognized over a weighted-average period of 0.89 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity during the six months ended June 30, 2026:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2025	10,852,131	$38.38	7.14	$2,078,120
Exercised	(859,563)	11.57
Balance as of June 30, 2026	9,992,568	$40.68	6.91	$1,327,993
Vested as of June 30, 2026	5,540,026	$37.09	6.44	$756,131
Vested and expected to vest as of June 30, 2026	9,992,568	$40.68	6.91	$1,327,993
As of June 30, 2026, we had outstanding stock options for 9,992,568 common shares, of which 8,505,974 relate to Class A common stock and 1,486,594 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $69.3 million as of June 30, 2026 and is expected to be recognized over a weighted-average period of 2.49 years.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$253	$204	$398	$421
Research and development	$65,857	56,663	108,267	109,273
Sales and marketing	$12,079	10,198	17,902	20,336
General and administrative	$22,763	22,005	42,721	44,454
Stock-based compensation expense	$100,952	$89,070	$169,288	$174,484
12. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three and six months ended June 30, 2026 and 2025, income tax expense (benefit) was immaterial.
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
13. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of June 30, 2026, Advance Magazine Publishers Inc. (“Advance”) held approximately 22% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. There have been no changes to the terms of the agreements that govern Advance’s rights as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three and six months ended June 30, 2026 and 2025.
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
The following table presents the calculation of segment net income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$804,905	$499,627	$1,468,316	$891,988
Adjusted cost of revenue(1)	70,055	45,696	126,177	82,568
Adjusted gross profit	734,850	453,931	1,342,139	809,420

Adjusted operating expenses(2)	392,040	287,182	733,359	527,400
Stock-based compensation and related taxes	106,836	95,104	185,684	202,509
Depreciation and amortization	4,258	3,934	8,468	7,897
Interest (income) expense, net	(25,027)	(21,056)	(48,912)	(41,470)
Income tax expense (benefit)	3,987	(439)	5,734	(2,160)
Other segment expenses(3)	(92)	(91)	977	(211)
Segment net income	$252,848	$89,297	$456,829	$115,455
Consolidated net income	$252,848	$89,297	$456,829	$115,455
________________
(1)Adjusted cost of revenue is cost of revenue adjusted for stock-based compensation and related taxes as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$70,308	$45,900	$126,575	$82,989
Less:
Stock-based compensation and related taxes	253	204	398	421
Adjusted cost of revenue	$70,055	$45,696	$126,177	$82,568
(2)Adjusted operating expenses is operating expenses (comprised of research and development, sales and marketing, and general and administrative expenses) adjusted for stock-based compensation and related taxes and depreciation and amortization as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating expenses	$502,881	$386,016	$927,113	$737,385
Less:
Stock-based compensation and related taxes	106,583	94,900	185,286	202,088
Depreciation and amortization	4,258	3,934	8,468	7,897
Adjusted operating expenses	$392,040	$287,182	$733,359	$527,400
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
Overview of Second Quarter 2026 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 130.3 million for the three months ended June 30, 2026, an increase of 18% year-over-year
•Average revenue per unique (“ARPU”) was $6.18 for the three months ended June 30, 2026, an increase of 36% year-over-year
Financial Results
•Revenue was $804.9 million for the three months ended June 30, 2026, an increase of 61% year-over-year
•Gross margin was 91.3% for the three months ended June 30, 2026, as compared to 90.8% in the three months ended June 30, 2025
•Operating expenses were $502.9 million for the three months ended June 30, 2026 as compared to $386.0 million in the three months ended June 30, 2025
•Net income was $252.8 million for the three months ended June 30, 2026, as compared to $89.3 million in the three months ended June 30, 2025
•Adjusted EBITDA was $342.8 million for the three months ended June 30, 2026, as compared to $166.7 million in the three months ended June 30, 2025
•Net cash provided by operating activities was $261.9 million for the three months ended June 30, 2026, as compared to $111.3 million in the three months ended June 30, 2025
•Free Cash Flow was $260.7 million for the three months ended June 30, 2026, as compared to $110.8 million in the three months ended June 30, 2025
•Cash, cash equivalents, and marketable securities were $2.8 billion as of June 30, 2026
Key Financial and Operating Metrics
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
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	47%	39%	31%	21%	19%	19%	17%	18%
Logged-in DAUq YoY Growth:	27%	27%	23%	17%	14%	10%	7%	7%

Total DAUq YoY Growth:	51%	32%	21%	11%	7%	9%	7%	6%	Total DAUq YoY Growth:	44%	46%	41%	32%	31%	28%	26%	28%
Logged-in DAUq YoY Growth:	29%	24%	19%	12%	7%	5%	1%	1%	Logged-in DAUq YoY Growth:	26%	29%	27%	22%	19%	14%	12%	12%
We assess both year-over-year and quarter-over-quarter growth of DAUq in each period.
In the three months ended June 30, 2026, global DAUq grew 18% compared to the prior year period, driven by 6% growth in DAUq in the United States and 28% growth in DAUq in the rest of world. Global DAUq grew 3% compared to the prior quarter period, driven by 5% growth in DAUq in the rest of world, while DAUq in the United States remained relatively flat. The change in global DAUq in the three months ended June 30, 2026, compared to the prior year period, was primarily driven by the combination of third-party search engine algorithm changes and our growth initiatives, particularly in machine translation, marketing, and product improvements. The change in global DAUq in the three months ended June 30, 2026, compared to the prior quarter period, was primarily driven by our growth initiatives, particularly in marketing and product improvements, partially offset by third-party search engine algorithm changes.
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

Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	53%	42%	31%	22%	21%	24%	23%	24%
DAUq/WAUq:	27%	27%	27%	27%	26%	26%	26%	25%

WAUq YoY Growth:	58%	31%	18%	8%	6%	12%	10%	9%	WAUq YoY Growth:	48%	52%	44%	35%	37%	34%	33%	35%
In the three months ended June 30, 2026, global WAUq grew 24% compared to the prior year period, driven by 9% growth in WAUq in the United States and 35% growth in WAUq in the rest of world. For the three months ended June 30, 2026, the proportion of DAUq to WAUq was 25%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the six months ended June 30, 2026, we recorded revenue of $1.5 billion, as compared to revenue of $0.9 billion for the six months ended June 30, 2025, representing an increase of 65% compared to the prior year period.
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
Quarterly ARPU
(in dollars)

YoY Growth:	14%	23%	23%	47%	41%	42%	44%	36%

YoY Growth:	12%	28%	31%	59%	54%	53%	54%	51%	YoY Growth:	16%	25%	22%	40%	39%	38%	51%	31%
During the three months ended June 30, 2026, ARPU was $6.18, an increase of 36% compared to $4.53 for the prior year period, United States ARPU was $11.85, compared to $7.87 for the prior year period, and rest of world ARPU was $2.26, compared to $1.73 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in pricing and an increase in ad impressions delivered. During the three months ended June 30, 2026, the price of ads increased by approximately 40% compared to the prior year period driven by improved performance across the full funnel of ad objectives and higher advertiser demand. During the three months ended June 30, 2026, ad impressions delivered increased by approximately 17% compared to the prior year period driven in part by ad load optimization and improvements, including new ad placements, and by increases in the number of users and user engagement.

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
The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$252,848	$89,297	$456,829	$115,455
Add (deduct):
Interest (income) expense, net	(25,027)	(21,056)	(48,912)	(41,470)
Income tax expense (benefit)	3,987	(439)	5,734	(2,160)
Depreciation and amortization(1)	4,258	3,934	8,468	7,897
Stock-based compensation expense and related taxes(2)	106,836	95,104	185,684	202,509
Other (income) expense, net	(92)	(91)	977	(211)
Adjusted EBITDA	$342,810	$166,749	$608,780	$282,020
________________
(1)Includes depreciation and amortization as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$2,645	$2,510	$5,284	$5,050
Sales and marketing	1,379	1,216	2,721	2,418
General and administrative	234	208	463	429
Depreciation and amortization	$4,258	$3,934	$8,468	$7,897

(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$253	$204	$398	$421
Research and development	69,098	59,629	118,770	124,816
Sales and marketing	13,068	11,153	20,205	25,373
General and administrative	24,417	24,118	46,311	51,899
Stock-based compensation expense and related taxes	$106,836	$95,104	$185,684	$202,509
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$261,876	$111,331	$574,129	$238,909
Less:
Purchases of property and equipment	(1,134)	(505)	(2,224)	(1,484)
Free Cash Flow	$260,742	$110,826	$571,905	$237,425
Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$804,905	$499,627	$305,278	61%	$1,468,316	$891,988	$576,328	65%
Net income	252,848	89,297	163,551	183%	456,829	115,455	341,374	296%
Adjusted EBITDA(1)	342,810	166,749	176,061	106%	608,780	282,020	326,760	116%
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

Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$804,905	$499,627	$1,468,316	$891,988
Costs and expenses:
Cost of revenue	70,308	45,900	126,575	82,989
Research and development	231,276	196,610	438,522	387,881
Sales and marketing	195,897	120,619	347,369	211,304
General and administrative	75,708	68,787	141,222	138,200
Total costs and expenses	573,189	431,916	1,053,688	820,374
Income (loss) from operations	231,716	67,711	414,628	71,614
Other income (expense), net	25,119	21,147	47,935	41,681
Income (loss) before income taxes	256,835	88,858	462,563	113,295
Income tax expense (benefit)	3,987	(439)	5,734	(2,160)
Net income	$252,848	$89,297	$456,829	$115,455
Adjusted EBITDA(1)	$342,810	$166,749	$608,780	$282,020
Net cash provided by (used in) operating activities	$261,876	$111,331	$574,129	$238,909
Free Cash Flow(2)	$260,742	$110,826	$571,905	$237,425
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
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	9	9	9	9
Research and development	29	39	30	44
Sales and marketing	24	24	24	24
General and administrative	9	14	9	15
Total costs and expenses	71	86	72	92
Income (loss) from operations	29	14	28	8
Other income (expense), net	3	4	3	5
Income (loss) before income taxes	32	18	31	13
Income tax expense (benefit)	1	0	0	0
Net income	31%	18%	31%	13%

Three and six months ended June 30, 2026 and 2025
Revenue

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$804,905	$499,627	$305,278	61%	$1,468,316	$891,988	$576,328	65%
Revenue for the three and six months ended June 30, 2026 increased by $305.3 million and $576.3 million, or 61% and 65%, respectively, compared to the prior year periods. The growth in revenue during the three and six month periods was due primarily to an increase in advertising revenue of $296.8 million and $562.9 million, or 64% and 68%, respectively, as compared to the prior year periods driven by an increase in pricing and an increase in impressions delivered. During the three and six months ended June 30, 2026, the price of ads increased by approximately 40% and 35%, respectively, compared to the prior year periods driven by improved performance across the full funnel of ad objectives and higher advertiser demand. During the three and six months ended June 30, 2026, ad impressions delivered increased by approximately 17% and 24%, respectively, compared to the prior year periods driven in part by ad load optimization and improvements, including new ad placements, and by increases in the number of users and user engagement. For more information regarding increases in the number of users, see “—Key Financial and Operating Metrics—Trends in User Metrics.”
Revenue in the United States for the three and six months ended June 30, 2026 increased by $229.3 million and $441.0 million, or 56% and 61%, respectively, compared to the prior year periods. Revenue in the rest of world for the three and six months ended June 30, 2026 increased by $76.0 million and $135.3 million, or 84% and 80%, respectively, compared to the prior year periods. Revenue growth for both geographies was driven by the factors described above.
Cost of Revenue

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$70,308	$45,900	$24,408	53%	$126,575	$82,989	$43,586	53%
Cost of revenue for the three and six months ended June 30, 2026 increased by $24.4 million and $43.6 million, respectively, or 53% for each period, compared to the prior year periods. The increase in cost of revenue was primarily attributable to increased hosting usage to support product enhancements and user growth on our platform, partially offset by lower hosting prices and hosting cost efficiencies.
Research and Development Expenses

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$231,276	$196,610	$34,666	18%	$438,522	$387,881	$50,641	13%
Research and development expenses for the three and six months ended June 30, 2026 increased by $34.7 million and $50.6 million, or 18% and 13%, respectively, compared to the prior year periods. The increase was driven primarily by an increase in hosting costs associated with internal research and development activities and an increase in employee-related costs, driven in part by an increase in headcount.

Sales and Marketing Expenses

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$195,897	$120,619	$75,278	62%	$347,369	$211,304	$136,065	64%
Sales and marketing expenses for the three and six months ended June 30, 2026 increased by $75.3 million and $136.1 million, or 62% and 64%, respectively, compared to the prior year periods. The increase in sales and marketing expenses was driven primarily by an increase in user and brand marketing expenses and, to a lesser extent, an increase in employee-related costs, driven in part by an increase in headcount.
General and Administrative Expenses

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$75,708	$68,787	$6,921	10%	$141,222	$138,200	$3,022	2%
General and administrative expenses for the three and six months ended June 30, 2026 increased by $6.9 million and $3.0 million, or 10% and 2%, respectively, compared to the prior year periods. The increase in the three months ended June 30, 2026 was driven primarily by an increase in employee-related costs.
Other Income (Expense), Net

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$25,119	$21,147	$3,972	19%	$47,935	$41,681	$6,254	15%
Other income (expense), net for the three and six months ended June 30, 2026 increased by $4.0 million and $6.3 million, or 19% and 15%, respectively, compared to the prior year periods. The increase was primarily due to higher interest earned on our cash and investments driven by a higher invested balance.
Income Tax Expense (Benefit)

	Three months ended June 30,				Six months ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$3,987	$(439)	$4,426	NM	$5,734	$(2,160)	$7,894	NM
_________________
NM - Not meaningful

Income tax expense (benefit) for the three and six months ended June 30, 2026 increased by $4.4 million and $7.9 million compared to the prior year periods, respectively. The increase was primarily due to an increase in income before income taxes as compared to the prior year periods.
Liquidity and Capital Resources
We have historically financed our operations primarily through net proceeds from the sale of our stock and payments received from our customers. We began generating net positive operating cash flows in 2024. Our primary uses of cash are employee-related costs and the cost of operating our mobile applications and website.

As of June 30, 2026, we had $2.8 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, time deposits, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. As of June 30, 2026, approximately 2% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of June 30, 2026, we have issued four letters of credit, three of which are denominated in a foreign currency, for an aggregate of $5.6 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.4 million. The aggregate available balance under the Revolving Credit Facility was $494.4 million as of June 30, 2026.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of June 30, 2026.
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
On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. During the six months ended June 30, 2026, we repurchased 1,523,502 shares of our Class A common stock for $239.6 million. As of June 30, 2026, $760.4 million remained available for repurchases.
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2026	2025
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$574,129	$238,909
Net cash provided by (used in) investing activities	219,536	(29,578)
Net cash provided by (used in) financing activities	(260,396)	(37,413)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$533,269	$171,918
Free Cash Flow(1)	$571,905	$237,425

_________________
(1)See “Non-GAAP Financial Measures—Free Cash Flow” for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Operating Activities
Net cash provided by operating activities was $574.1 million in the six months ended June 30, 2026, resulting primarily from net income of $456.8 million in the six months ended June 30, 2026, adjustments for non-cash items, primarily related to stock-based compensation expense of $169.3 million, and an increase in accounts payable and accrued expenses and other current liabilities of $42.7 million. These amounts were partially offset by an increase in accounts receivable of $59.3 million due to the timing of cash collections and an increase in prepaid expenses and other assets of $36.2 million. Net cash provided by operating activities was $238.9 million in the six months ended June 30, 2025, resulting primarily from net income of $115.5 million in the six months ended June 30, 2025, adjustments for non-cash items, primarily related to stock-based compensation expense of $174.5 million, and an increase in accounts payable and accrued expenses and other current liabilities of $41.2 million due to the timing of payments. These amounts were partially offset by an increase in accounts receivable of $57.8 million due to the timing of cash collections and an increase in prepaid expenses and other assets of $26.4 million.
Investing Activities
Net cash provided by investing activities was $219.5 million in the six months ended June 30, 2026, primarily due to maturities and proceeds from the sale of marketable securities of $901.7 million, partially offset by additional purchases of marketable securities of $676.9 million. Net cash used in investing activities was $(29.6) million in the six months ended June 30, 2025, primarily due to additional purchases of marketable securities of $1.1 billion, partially offset by maturities and proceeds from the sale of marketable securities of $1.0 billion.
Financing Activities
Net cash used in financing activities was $(260.4) million in the six months ended June 30, 2026 and consisted primarily of repurchases of Class A common stock of $239.6 million and cash payments for taxes related to net share settlement of restricted stock units of $30.7 million. Net cash used in financing activities was $(37.4) million in the six months ended June 30, 2025 and consisted primarily of cash payments for taxes related to net share settlement of restricted stock units of $51.9 million, partially offset by proceeds from exercises of employee stock options of $14.5 million.
Free Cash Flow
Free Cash Flow was $571.9 million and $237.4 million for the six months ended June 30, 2026 and 2025, respectively, and was composed of net cash provided by operating activities, resulting primarily from net income, adjustments for non-cash items, and changes in working capital. Free Cash Flow also included purchases of property and equipment of $2.2 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the increase in Free Cash Flow as compared to the prior year period was driven primarily by the increase in net income.
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
Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the six months ended June 30, 2026, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Annual Report. In June 2026, we signed an addendum to extend our cloud services agreement with AWS through 2029. We committed under this agreement to spend an aggregate of $880.0 million between July 2026 and June 2029.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $1.5 billion and $1.0 billion as of June 30, 2026 and December 31, 2025, respectively. We had marketable securities of $1.3 billion and $1.5 billion as of June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, time deposits, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three and six months ended June 30, 2026 and 2025, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three and six months ended June 30, 2026 and 2025, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to grow international operations, our exposure to foreign currency risk will become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three and six months ended June 30, 2026 and 2025, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
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
•Changes in internet search engine algorithms, user interfaces, and AI-generated search or answer features could have a negative impact on traffic for our website and, ultimately, our business, results of operations, financial condition, and prospects.
•We have a history of net losses and we may not be able to maintain profitability in the future.
•Our results of operations may fluctuate from quarter to quarter, which makes them difficult to predict.
•We have limited operating history at our current scale, and there is no assurance we will be able to continue scaling our business for future growth.
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
•We are exploring business opportunities in content licensing, but the market is relatively new and evolving rapidly.
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
•Our business is subject to increasingly complex and evolving laws, rules, regulations, industry standards, and other legal obligations regarding content, consumer protection, competition, privacy, AI, online safety, and other matters. Failure to comply with such laws, rules, regulations, industry standards, and other legal obligations could harm our business.
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
The absolute number of our DAUq and our DAUq growth rate has decreased in the past and may fluctuate or decrease in one or more markets from time to time due to various factors, especially after periods of high growth, such as we have experienced. For example, although we saw increased growth in our user base during the COVID-19 pandemic, we experienced lower levels of DAUq growth and declining DAUq as the effects of the COVID-19 pandemic subsided. DAUq has also declined in the past in periods following usage peaks surrounding certain worldwide events, such as the onset of the conflict between Russia and Ukraine in the three months ended March 31, 2022. These usage peaks are driven by external factors that are outside of our control. Accordingly, such growth may not be repeatable and we may experience declines in DAUq in the future in similar circumstances. DAUq has also been volatile during community responses to domestic and international social unrest as well as in response to actions by us. For example, we saw increased growth in our user base in the three months ended December 31, 2023, which may have been driven in part by performance improvements in our product and possibly by migration of usage from certain third-party applications in response to changes in our application program interface (“API”) terms and policies. Such growth may not be sustainable and does not necessarily mean these users are retained. Furthermore, we anticipate that our DAUq growth rate will slow over time as the absolute number of our DAUq increases. To the extent our DAUq growth rate slows or becomes negative, our success will increasingly depend on our ability to increase levels of engagement, retention, and monetization on our platform, including the level at which users visiting us from search traffic become more frequent users of our platform. For example, we have increased our investment in paid marketing and seen an increase in the proportion of users attributed to paid channels. Although these efforts increase our traffic in the near term, users acquired through paid marketing may not remain active on our platform, and we may need to continue or increase our marketing investments to retain them as users. If these investments are not cost-effective or if we reduce them, our user traffic could be lower than it otherwise would be or could decline over time. We also rely on initiatives like machine translation to drive growth in international DAUq, and the growth derived from this strategy may slow as we complete the roll out of machine translation to all major global languages.
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
We also compete to attract and retain Redditors’ attention on the basis of our content and Redditor experiences with our platform and face significant competition for prospective users, both domestically and internationally. We compete against many companies that provide content and communications services to online users, including Google (including YouTube, Search, Maps, and Shopping), Meta (including Facebook, Instagram, Threads, and WhatsApp), Wikipedia, Snap, X, Pinterest, TikTok, Roblox, Discord, and Twitch, and which offer a variety of internet- and mobile device-based products, services, and content. Many of these companies have greater financial resources and substantially larger user bases than Reddit. Our competitors may draw users towards their products or services and away from ours. This could decrease the growth, engagement, or retention of Redditors, which, in turn, would negatively affect our business. In addition, we face competition from large language models (“LLMs”) and other AI models and features that retrieve and synthesize information, such as those built by Google, Meta, OpenAI, and Anthropic. Redditors may choose to find information through AI tools or AI-generated summaries, which in some cases may have been trained using Reddit content, instead of visiting Reddit directly. While we have made, and expect to continue to make, significant investments to integrate AI, including generative AI, into our platform, AI technologies are rapidly evolving and there can be no guarantee that our products and services will remain competitive as new AI technologies are developed, adopted, and integrated.
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
Our success depends partly on our ability to attract online visitors to our website. We rely, in part, on internet search engines, such as Google, to generate traffic to our website, primarily through free or organic searches. Search engines frequently update and change the logic and user interface that determine the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our websites may be ranked lower in the search results or otherwise less visible in a user’s search or displayed along AI-generated summaries or answers. For example, we use machine translation to make our content accessible in multiple languages, but we have seen and may continue to see the search engine ranking performance of this content be negatively impacted when a search engine deprioritizes machine-generated content. In addition, a search engine could, for competitive or other purposes, alter its search algorithms, results or user experience, causing our website to place lower in organic search query results or receive less traffic from search results. If a major search engine changes its algorithms or user interface in a manner that negatively affects the search engine ranking performance of our website or those of our partners, our business, results of operations, financial condition, and prospects could be adversely affected.
We may not sustain our growth rate, and our results of operations may fluctuate from quarter to quarter, which makes them difficult to predict.
Although we had net income for the three months ended September 30, 2024 and every quarter since, we have a history of net losses, and we may incur net losses again in the future. We incurred a net loss of $(484.3) million for the year ended December 31, 2024. As of June 30, 2026, we had an accumulated deficit of $(214.3) million. Our costs and expenses may continue to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our costs and expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to maintain profitability. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden and retain our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). Some of these investments may not deliver an effective return on investment and may reduce our operating margin. For example, our reported DAUq includes an increasing number of users from marketing efforts, and if our investments in marketing are not cost-effective or if we reduce these investments, then our ability to maintain and grow DAUq could be adversely affected, which could harm our business, results of operations, financial condition, and prospects.
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
We have limited operating history at our current scale, especially in international markets. There is no assurance that we will be able to continue scaling our business for future growth.
We have limited operating history at our current scale. Our growth strategy depends on, among other things, attracting more advertisers, scaling our business with existing advertisers, and expanding our advertising services, as well as successfully identifying and capturing non-advertising sources of revenue. There is no assurance that this revenue model will be successful or that we will generate increased revenue.
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
Our ability to retain, increase, and engage Redditors and increase our revenue depends heavily on our ability to continue to evolve our existing products and services and to create successful new products and services. We have invested, and expect to continue to invest, in improvements to our platform, changes to our existing products and services, new and unproven products and services, including machine learning and AI, and other initiatives to generate revenue and increase our user base and user engagement. We have incorporated and may continue to incorporate AI into and across our platform. For example, in 2025, we began integrating AI search into the platform’s core search to further streamline the path from question to answer on Reddit. These development efforts may require significant investments in talent and infrastructure, including access to specialized resources such as graphical processing units. If we are unable to secure these resources on commercially reasonable terms, or if we are unable to continue developing and integrating advanced solutions at a pace that meets user expectations or competitive benchmarks, our market position and prospects could be adversely affected.
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
We have explored, and will continue to explore, business opportunities in content licensing for purposes including machine learning, business analysis, display, and training generative AI models. The market for content licensing is rapidly evolving, and there is no assurance that we will be able to sustain revenues from these efforts.
We have explored, and will continue to explore, business opportunities in licensing Reddit content for purposes that do not conflict with our values and the rights of Redditors. The market for content licensing is rapidly evolving and there is no assurance that we will be able to sustain or grow revenue from our content licensing efforts.
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
In addition to our efforts to mitigate cybersecurity risks, we are making investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we may discover incidents of misuse of, or unauthorized access to, user data or other undesirable activity by third parties. We have taken steps to protect the integrity of our APIs, but despite these efforts, our security measures or those of our third-party providers or licensees could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform or any third-party platform, or otherwise. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely, the allocation of resources to other projects, or other factors, and the media, or other third parties, may identify or disclose such incidents or activity before we do. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts, or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people’s safety online or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. For example, third parties often attempt to access and collect Reddit site data through “scraping” and other unauthorized mechanisms for unauthorized purposes, such as distributing such data to other parties for commercial purposes or training AI models for commercial purposes. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect Redditor trust and engagement, harm our reputation and brand, make it more difficult for us to monetize our APIs, require us to change our business practices in a manner adverse to our business, and negatively affect our business, results of operations, financial condition, and prospects. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
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
Risks Related to Governmental Regulation and Litigation
Our business is subject to increasingly complex and evolving laws, rules, regulations, industry standards, and other legal obligations regarding content, consumer protection, competition, privacy, AI, online safety, and other matters. Our existing and future products and services may subject us to additional regulatory requirements that could be costly and difficult to comply with or may subject us to other risks that could result in additional liability, reputational harm, or other consequences that could adversely affect our business, results of operations, financial condition, and prospects.
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
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented legislation and regulations imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, legislation in Germany and India has resulted and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Moreover, a recent ruling by Brazil’s Supreme Federal Court partially invalidated the country’s pre-existing intermediary liability framework and introduced a new notice and takedown regime for a broad range of unlawful content and illegal ads, increasing legal and compliance risks in Brazil. Content-related legislation and regulations also have required us and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Union (the “EU”) Directive on Copyright in the Digital Single Market expands online platform liability for copyright infringement and regulates certain uses of news content online. The Dutch Media Authority has registered Reddit as a video-sharing platform service under the Dutch Media Act, which transposes the EU Audiovisual Media Service Directive into Dutch law. The expansion and complexity of laws and regulations like the Online Safety Acts in the United Kingdom (the “UK”) and Australia, the EU ePrivacy Directive, the EU Digital Services Act (the “DSA”), Brazil’s Digital Statute for Children and Adolescents, and others across the globe will increase our compliance costs and require changes to our processes and operations. The DSA imposes significant content moderation, notice, transparency, advertising, and child safety obligations, in addition to advertising restrictions and other requirements to protect consumers and their rights online; and in February 2026, Reddit reported that it surpassed the threshold of average monthly active recipients in the EU to be designated as a Very Large Online Platform (“VLOP”). When the European Commission designates Reddit as a VLOP, we will be subject to additional rules and compliance obligations. Further, there are regulations aimed at limiting minors’ access to online social platforms and/or to content available on such platforms, including adult content, or otherwise governing their treatment by online platforms, such as the Online Safety Acts in the UK and Australia, the Social Media Minimum Age law in Australia, and the Digital Majority Act in France. An increasing number of states and jurisdictions, including the EU, Canada, Indonesia, Malaysia, UK and several states in the United States, have introduced or are considering regulations that impose strict minimum age requirements for social platform access, some regardless of guardian or parental consent. These regulations have prevented and could continue to prevent us from making our services available to certain users in certain jurisdictions, increase our costs of operations, and introduce technological challenges (such as requiring development and implementation of age collection and age or identity verification systems and parental controls), all of which could adversely affect our business, results of operations, financial condition, and prospects.
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
There have been, and will continue to be, legislative and regulatory developments related to imposing new obligations on online platforms with respect to commerce listings, user content, counterfeit goods, and copyright-infringing material. For example, we continue to explore different ways for Redditors to purchase and gift virtual goods and receive rewards for contributions to our platform, including through Reddit’s earnings programs for contributors and developers. These programs may be subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including laws governing money laundering and terrorist financing, money transmission, prepaid access and stored value, electronic funds transfer, marketing of in-app purchases, virtual currency, consumer protection, taxation, unclaimed property, securities, banking and lending, trade sanctions, and import and export restrictions. In some jurisdictions, the application or interpretation of these laws and regulations is not, and in the future may not be, clear. For example, in some situations, the SEC has found the sale of certain virtual goods to have been securities offerings and has fined issuers and taken other related actions to prohibit the sale and trading of such items. Moreover, to the extent our virtual goods and rewards products are deemed securities, our activities relating to these products could cause us to be required to register as a broker-dealer or exchange.
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
In addition, we continue to explore content licensing opportunities that do not conflict with our values and the rights of Redditors. These programs may subject us to evolving approaches to the regulation of this data and implicate complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. Given the novel nature of these technologies and commercial arrangements, we have received and expect to continue to receive inquiries regarding our content licensing efforts from regulators. For example, the Dutch data protection authority, the Autoriteit Persoonsgegevens (the “Dutch AP”), has inquired into and ordered access to information about our content licensing efforts, which we are contesting. Given the novel nature of these technologies and commercial arrangements, we are not surprised that regulators have expressed interest in this area. We do not believe that we have engaged in any data protection violations or any unfair or deceptive trade practices, but we expect to receive continued regulatory interest in our plans, and any regulatory engagement can be lengthy, unpredictable and may cause us to incur substantial costs. It is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
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
We make public statements about our use, collection, disclosure, and other processing of personal information through our privacy policies, information provided on our websites, marketing materials and public statements, and in the event that a court or regulator finds these statements to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our advertisers and users to resist providing the data necessary to allow them to use our services effectively. In addition, although we endeavor to comply with our public statements and policies, we could at times fail to do so or be perceived to have failed to do so. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could negatively impact our business and operations.
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
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. We are subject to taxation in several non-U.S. jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The number of jurisdictions where we are subject to tax will increase as we expand our global operations. The amount of taxes paid in these jurisdictions could substantially change as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedent, which could have an adverse impact on our liquidity and results of operations. Additionally, our future income taxes could be affected by earnings and changes in the valuation allowance on our U.S. deferred tax assets. The relevant taxing authorities in a jurisdiction may disagree with our determinations regarding the income and expense attributable to that jurisdiction. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time or ongoing tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our business. In addition, we are subject to tax audits and examinations for payroll, value added, sales-based and other taxes relating to our business, which could adversely impact our financial results.
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

Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our Board of Directors, entered into a voting agreement with Advance Magazine Publishers Inc. ("Advance") that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholder and certain of its affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. We estimate as of June 30, 2026, pursuant to such voting agreement with Advance, Mr. Huffman was entitled to vote shares representing approximately 74% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the Board of Directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2026, we had 145,841,108 shares of Class A common stock outstanding, 46,480,309 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
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
Further, as of June 30, 2026, we had 9,992,568 options outstanding that, if fully exercised, would result in the issuance of 8,505,974 shares of Class A common stock and 1,486,594 shares of Class B common stock, as well as 4,296,830 shares of Class A common stock and 373,814 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
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
Our amended and restated certificate of incorporation provides, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware or other state courts of the State of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for: (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders to us or our stockholders, (C) any action arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws, or (D) any action asserting a claim against us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States is, to the fullest extent permitted by law, the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, although there is uncertainty as to whether a court would enforce this provision; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims solely under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.
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
None.
(b)
Use of Proceeds
None.
(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
	(in thousands, except share and per share data)
April 1 - April 30, 2026	—	$—	—	$995,001
May 1 - May 31, 2026	1,137,896	$153.63	1,137,896	$820,182
June 1 - June 30, 2026	350,916	$170.33	350,916	$760,410
Total	1,488,812		1,488,812
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, the directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) listed below adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K:
On May 12, 2026, our Chief Operating Officer, Jennifer Wong, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 780,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or August 15, 2027.
On May 20, 2026, our Chief Executive Officer and Director, Steven Huffman, through a trust for which he is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 600,000 shares of our Class A common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or September 1, 2027.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	3/25/2024	3.1
3.2	Amended and Restated Bylaws	8-K	3/25/2024	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Class A Common Stock Certificate	S-1/A	3/11/2024	4.2
4.3	Form of Class B Common Stock Certificate	S-8	3/21/2024	4.6
4.4	Amended and Restated Investors’ Rights Agreement, dated September 1, 2021, by and among the Registrant and the investors listed therein	S-1	2/22/2024	10.1
10.1#	Amended and Restated Employment Offer Letter by and between the Registrant and Christopher Slowe	10-Q	5/1/2026	10.1#
10.2#	Amended and Restated Employment Offer Letter by and between the Registrant and Benjamin Lee	10-Q	5/1/2026	10.2#
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104.0	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X
# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDIT, INC.

Dated: July 30, 2026	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)