Form 10-Q
period 2026-09-30
Reddit, Inc.
filed 2026-10-30
CIK 1713445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, the registrant had outstanding 146,942,127 shares of Class A common stock, 46,151,604 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.0001.

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
•any expectations regarding traffic to Reddit from internet search engines and its impact on our business;
•the development of artificial intelligence (“AI”) agents allowing users to access Reddit content without accessing our platform directly;
•any experiment or implementation to restrict or partially restrict access to Reddit’s platforms, services, or content to users who are logged into an account;
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
•strategies to expand revenue from non-advertising sources, like content licensing, including whether to enter new content licensing deals and whether to renew existing ones;
•our ability to protect Reddit content from unauthorized access and use, and whether the availability of this data from third-party sources negatively impacts user traffic and the value of our third-party content licensing deals;
•our strategy on paid marketing and analysis of whether that investment is generating sufficient user acquisition, engagement, and/or retention, and whether that expense could be better redirected towards other categories of users or redeployed in other aspects of our products or services;
•strategies to empower Reddit users, including monetization tools for creators and communities;
•our content moderation model relative to complex content ranking algorithms;
•our ability to attract and retain Reddit users and their level of engagement;
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
•our ability to adapt to changes in internet search engines’ methodologies, particularly search engine optimization methodologies and policies, as well as AI search, summaries, and answers;
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
•potential near-term volatility in Reddit user and revenue growth rates;
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

Part I - Financial Information
Item 1. Financial Statements
Reddit, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$894,957	$584,911	$2,363,273	$1,476,899
Costs and expenses:
Cost of revenue	75,787	52,509	202,362	135,498
Research and development	263,531	196,379	702,053	584,260
Sales and marketing	209,391	128,707	556,760	340,011
General and administrative	84,662	68,774	225,884	206,974
Total costs and expenses	633,371	446,369	1,687,059	1,266,743
Income from operations	261,586	138,542	676,214	210,156
Other income (expense), net	27,463	22,035	75,398	63,716
Income before income taxes	289,049	160,577	751,612	273,872
Income tax expense (benefit)	5,785	(2,086)	11,519	(4,246)
Net income	$283,264	$162,663	$740,093	$278,118
Net income per share attributable to Class A and Class B common stock (Note 4)
Basic	$1.47	$0.87	$3.85	$1.50
Diluted	$1.40	$0.80	$3.66	$1.38
Weighted-average shares of Class A and Class B common stock used to compute net income per share attributable to common stockholders
Basic	192,596,948	188,041,632	192,155,485	185,178,360
Diluted	201,860,245	202,727,809	202,186,014	201,659,094
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,357,583	$953,569
Marketable securities	1,675,849	1,523,242
Accounts receivable, net	730,083	590,162
Prepaid expenses and other current assets	93,009	69,012
Total current assets	3,856,524	3,135,985
Property and equipment, net	11,489	12,710
Operating lease right-of-use assets, net	28,030	20,788
Intangible assets, net	10,086	15,521
Goodwill	42,174	42,174
Other noncurrent assets	13,726	11,995
Total assets	$3,962,029	$3,239,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,246	$62,929
Operating lease liabilities	8,364	7,023
Accrued expenses and other current liabilities	238,598	201,331
Total current liabilities	357,208	271,283
Operating lease liabilities, noncurrent	23,045	16,191
Other noncurrent liabilities	68	22,661
Total liabilities	380,321	310,135
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, par value $0.0001 per share; 2,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 146,964,730 and 139,218,373 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	14	14
Class B common stock, par value $0.0001 per share; 140,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 46,151,604 and 51,673,735 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Class C common stock, par value $0.0001 per share; 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,526,748	3,595,772
Accumulated other comprehensive income (loss)	(14,035)	4,364
Retained earnings (accumulated deficit)	68,976	(671,117)
Total stockholders’ equity	3,581,708	2,929,038
Total liabilities and stockholders’ equity	$3,962,029	$3,239,173
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$283,264	$162,663	$740,093	$278,118
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on marketable securities	(8,645)	825	(14,700)	1,010
Change in foreign currency translation adjustment	(695)	(740)	(3,699)	2,778
Net comprehensive income	$273,924	$162,748	$721,694	$281,906
The accompanying notes are an integral part of these financial statements.

Reddit, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Three months ended September 30, 2025
	Common stock				Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	131,962,529	$13	55,112,126	$5	$3,468,618	$3,727	$(1,085,383)	$2,386,980
Issuance of common stock upon exercise of stock options, net	501,340	1	95,506	—	6,013	—	—	6,014
Issuance of common stock upon settlement of restricted stock units, net	1,675,601	—	34,502	—	(28,597)	—	—	(28,597)
Conversion of Class B common stock to Class A common stock	2,666,004	—	(2,666,004)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	83,518	—	—	83,518
Net income	—	—	—	—	—	—	162,663	162,663
Change in other comprehensive income (loss)	—	—	—	—	—	85	—	85
Balance as of September 30, 2025	136,805,474	$14	52,576,130	$5	$3,529,552	$3,812	$(922,720)	$2,610,663

	Three months ended September 30, 2026
	Common stock				Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	145,841,108	$14	46,480,309	$5	$3,504,664	$(4,695)	$(214,288)	$3,285,700
Issuance of common stock upon exercise of stock options, net	379,260	—	1,500	—	5,396	—	—	5,396
Issuance of common stock upon settlement of restricted stock units, net	1,049,689	—	34,427	—	(14,249)	—	—	(14,249)
Conversion of Class B common stock to Class A common stock	364,632	—	(364,632)	—	—	—	—	—
Repurchases of Class A common stock	(669,959)	—	—	—	(100,369)	—	—	(100,369)
Stock-based compensation expense	—	—	—	—	131,306	—	—	131,306
Net income	—	—	—	—	—	—	283,264	283,264
Change in other comprehensive income (loss)	—	—	—	—	—	(9,340)	—	(9,340)
Balance as of September 30, 2026	146,964,730	$14	46,151,604	$5	$3,526,748	$(14,035)	$68,976	$3,581,708

Reddit, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Nine months ended September 30, 2025
	Common stock				Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	125,001,880	$12	55,314,099	$5	$3,331,546	$24	$(1,200,838)	$2,130,749
Issuance of common stock upon exercise of stock options, net	1,864,814	1	1,551,956	—	20,500	—	—	20,501
Issuance of common stock upon settlement of restricted stock units, net	5,579,851	1	69,004	—	(80,496)	—	—	(80,495)
Conversion of Class B common stock to Class A common stock	4,358,929	—	(4,358,929)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	258,002	—	—	258,002
Net income	—	—	—	—	—	—	278,118	278,118
Change in other comprehensive income (loss)	—	—	—	—	—	3,788	—	3,788
Balance as of September 30, 2025	136,805,474	$14	52,576,130	$5	$3,529,552	$3,812	$(922,720)	$2,610,663

	Nine months ended September 30, 2026
	Common stock				Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	139,218,373	$14	51,673,735	$5	$3,595,772	$4,364	$(671,117)	$2,929,038
Issuance of common stock upon exercise of stock options, net	1,193,619	—	46,704	—	15,332	—	—	15,332
Issuance of common stock upon settlement of restricted stock units, net	3,074,084	—	103,280	—	(44,991)	—	—	(44,991)
Conversion of Class B common stock to Class A common stock	5,672,115	—	(5,672,115)	—	—	—	—	—
Repurchases of Class A common stock	(2,193,461)	—	—	—	(339,959)	—	—	(339,959)
Stock-based compensation expense	—	—	—	—	300,594	—	—	300,594
Net income	—	—	—	—	—	—	740,093	740,093
Change in other comprehensive income (loss)	—	—	—	—	—	(18,399)	—	(18,399)
Balance as of September 30, 2026	146,964,730	$14	46,151,604	$5	$3,526,748	$(14,035)	$68,976	$3,581,708

Reddit, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash flows from operating activities
Net income	$283,264	$162,663	$740,093	$278,118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,260	3,900	12,728	11,797
Amortization of premium (accretion of discount) on marketable securities, net	(3,069)	(6,779)	(10,165)	(22,354)
Stock-based compensation expense	131,306	83,518	300,594	258,002
Other adjustments	1,974	2,246	4,787	5,187
Changes in operating assets and liabilities:
Accounts receivable	(80,007)	(80,997)	(139,278)	(138,754)
Prepaid expenses and other assets	10,186	2,934	(26,020)	(23,424)
Operating lease right-of-use assets and liabilities	(998)	(2,038)	(4,388)	(5,407)
Accounts payable	18,927	7,995	44,964	26,940
Accrued expenses and other liabilities	(2,046)	11,717	14,611	33,963
Net cash provided by (used in) operating activities	$363,797	$185,159	$937,926	$424,068
Cash flows from investing activities
Purchases of property and equipment	(1,229)	(2,058)	(3,453)	(3,542)
Purchases of marketable securities	(596,102)	(544,101)	(1,273,009)	(1,605,404)
Maturities of marketable securities	209,449	563,460	1,093,164	1,581,054
Proceeds from sale of marketable securities	4,945	—	22,934	12,372
Other investing activities	(893)	(788)	(3,930)	2,455
Net cash provided by (used in) investing activities	$(383,830)	$16,513	$(164,294)	$(13,065)
Cash flows from financing activities
Proceeds from exercise of employee stock options	5,396	6,013	15,332	20,500
Taxes paid related to net share settlement of restricted stock units	(14,249)	(28,595)	(44,991)	(80,495)
Repurchases of Class A common stock	(100,369)	—	(339,959)	—
Other financing activities	—	(1,497)	—	(1,497)
Net cash provided by (used in) financing activities	$(109,222)	$(24,079)	$(369,618)	$(61,492)
Net increase (decrease) in cash and cash equivalents	(129,255)	177,593	404,014	349,511
Cash and cash equivalents at the beginning of the period	1,486,838	734,060	953,569	562,142
Cash and cash equivalents at the end of the period	$1,357,583	$911,653	$1,357,583	$911,653
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
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires an entity to disclose disaggregated information about certain income statement expense line items. The standard is effective for us beginning January 1, 2027, with early adoption permitted. We expect that adoption of this standard will result in additional disclosures in the notes to our consolidated financial statements.
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
3. Revenue
The following table represents our revenue disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Advertising revenue	$846,996	$549,342	$2,233,291	$1,372,757
Other revenue	47,961	35,569	129,982	104,142
Total revenue	$894,957	$584,911	$2,363,273	$1,476,899
The following table represents our revenue disaggregated by geography based on the billing address of the customer:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
United States	$718,915	$479,576	$1,882,595	$1,202,270
Rest of world(1)	176,042	105,335	480,678	274,629
Total revenue	$894,957	$584,911	$2,363,273	$1,476,899
______________
(1)Other than the United States, no individual country represented 10% or more of total revenue during the three and nine months ended September 30, 2026 and 2025.
Deferred revenue was $38.8 million and $18.1 million as of September 30, 2026 and December 31, 2025, respectively. Revenue recognized during the nine months ended September 30, 2026 and 2025 included substantially all of the deferred revenue balance at the beginning of each respective period.
As of September 30, 2026, the aggregate amount of remaining performance obligations in contracts with an original expected duration exceeding one year was $62.4 million. This amount consists primarily of long-term content licensing

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
contracts and excludes deferred revenue related to short-term advertising contracts and Reddit Premium subscriptions. We expect to recognize $31.9 million in the remainder of 2026 and $30.5 million in 2027.
4. Net Income per Share
We compute net income per share of Class A and Class B common stock using the two-class method required for multiple classes of common stock. Holders of our Class A and Class B common stock have identical rights except with respect to voting, conversion, and transfer rights, and therefore share equally in our net income or losses.
The following table presents the calculation of basic and diluted net income per share attributable to common stock:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Basic net income per share attributable to common stockholders:
Numerator:
Net income attributable to common stockholders	$215,150	$68,114	$116,948	$45,715	$552,981	$187,112	$196,456	$81,662
Denominator:
Basic weighted-average common shares outstanding	146,285,032	46,311,916	135,194,587	52,847,045	143,574,341	48,581,144	130,805,447	54,372,913
Basic income per share attributable to common stockholders	$1.47	$1.47	$0.87	$0.87	$3.85	$3.85	$1.50	$1.50
Diluted net income per share attributable to common stockholders:
Numerator:
Net income attributable to common stockholders	$218,276	$64,988	$120,260	$42,403	$562,264	$177,829	$203,130	$74,988
Denominator:
Basic weighted-average common shares outstanding	146,285,032	46,311,916	135,194,587	52,847,045	143,574,341	48,581,144	130,805,447	54,372,913
Weighted-average effect of dilutive potential common stock	9,263,297	—	14,686,177	—	10,030,529	—	16,480,734	—
Shares used in computation of diluted net income per share attributable to common stockholders	155,548,329	46,311,916	149,880,764	52,847,045	153,604,870	48,581,144	147,286,181	54,372,913
Diluted net income per share attributable to common stockholders	$1.40	$1.40	$0.80	$0.80	$3.66	$3.66	$1.38	$1.38
The following outstanding potentially dilutive shares were excluded from the computation of diluted net income per share attributable to common stock for the periods presented because the impact of including them would have been anti-dilutive.

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Unvested RSUs and RSAs	—	—	199,289	—	1,714	—	199,289	—
Total	0	—	199,289	—	1,714	—	199,289	—
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
The following tables set forth our financial assets that are measured at fair value on a recurring basis:

		September 30, 2026
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$1,004,933	$—	$—	$1,004,933
U.S. treasury securities	Level 1	60,875	—	(5)	60,870
Commercial paper	Level 2	79,618	—	(188)	79,430
Time deposits	Level 2	56,688	—	—	56,688
Marketable securities:
U.S. treasury securities	Level 1	515,205	27	(3,646)	511,586
U.S. agency bonds	Level 2	428,121	—	(7,378)	420,743
Corporate bonds	Level 2	249,841	1	(1,035)	248,807
Time deposits	Level 2	302,813	—	—	302,813
Commercial paper	Level 2	192,350	—	(450)	191,900
Total		$2,890,444	$28	$(12,702)	$2,877,770

		December 31, 2025
	Fair value hierarchy level	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(in thousands)
Cash equivalents:
Money market funds	Level 1	$825,323	$—	$—	$825,323
U.S. treasury securities	Level 1	11,934	1	—	11,935
Time deposits	Level 2	25,949	—	—	25,949
Marketable securities:
U.S. treasury securities	Level 1	450,474	1,035	(2)	451,507
U.S. agency bonds	Level 2	410,655	167	(134)	410,688
Corporate bonds	Level 2	306,321	820	(13)	307,128
Time deposits	Level 2	140,000	—	—	140,000
Commercial paper	Level 2	213,767	152	—	213,919
Total		$2,384,423	$2,175	$(149)	$2,386,449
Gross unrealized losses within accumulated other comprehensive income (loss) were immaterial as of September 30, 2026 and December 31, 2025. There were no impairment charges due to credit losses during the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, the amortized cost of marketable securities with maturities less than one year was $944.6 million. The amortized cost of marketable securities with maturities between one and five years was $743.7 million.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
6. Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation and benefits	$58,977	$74,750
Deferred revenue	38,787	18,039
Accrued expenses	97,543	86,200
Accrued customer incentives, revenue share payable, and other	25,467	5,984
Other	17,824	16,358
Total accrued expenses and other current liabilities	$238,598	$201,331
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued customer incentives	$—	$22,555
Other	68	106
Total other noncurrent liabilities	$68	$22,661
7. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $42.2 million as of December 31, 2025. There was no change in the carrying amount of goodwill during the nine months ended September 30, 2026.
Acquired Intangible Assets
Acquired intangible assets consisted of the following:

	September 30, 2026
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$39,399	$8,061	0.8
Other intangible assets	2,600	600	2,000	3.0
Total acquired intangible assets	$50,060	$39,999	$10,061

	December 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Weighted-average remaining useful life (years)
	(in thousands, except year data)
Developed technology	$47,460	$31,964	$15,496	1.6
Other intangible assets	600	600	—	—
Total acquired intangible assets	$48,060	$32,564	$15,496

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Amortization expense was immaterial for the three and nine months ended September 30, 2026 and 2025.
8. Debt
Revolving Line of Credit
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of September 30, 2026, we have issued four letters of credit, three of which are denominated in a foreign currency, for an aggregate of $5.7 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.3 million. The aggregate available balance under the Revolving Credit Facility was $494.3 million as of September 30, 2026.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of September 30, 2026.
9. Commitments and Contingencies
Purchase Obligations
We enter into contracts with non-cancellable purchase obligations, primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services. During the nine months ended September 30, 2026, there were no material changes outside the normal course of business to our purchase obligations as disclosed in our Annual Report for the year ended December 31, 2025. In June 2026, we signed an addendum to extend our cloud services agreement with Amazon Web Services through 2029. We committed under this agreement to spend an aggregate of $880.0 million between July 2026 and June 2029. In August 2026, we signed an addendum to extend our cloud services agreement with Google through 2029. We committed under this agreement to spend an aggregate of $580.0 million between September 2026 and August 2029. We have met all minimum purchase commitments under these agreements during the periods presented.
Legal Matters and Indemnifications
From time to time, we may become involved in various legal and regulatory proceedings, claims or purported class actions related to, among other things, alleged infringement of third party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims arising in the normal course of business. We record a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible. In June 2025, we and certain of our officers and directors were named as defendants in a securities class action lawsuit in the U.S. District Court for the Northern District of California. The lawsuit is brought on behalf of a purported class of purchasers or acquirers of our securities, alleging that we and certain of our officers made false or misleading statements and omissions concerning the impact of Google Search and its AI Overviews feature on our business. The complaint seeks unspecified damages and attorneys’ fees. Plaintiffs amended the complaint on December 15, 2025. Defendants moved to dismiss that amended complaint, and on August 13, 2026, the court dismissed the complaint with leave to amend. On October 23, 2026, the plaintiffs filed their second amended complaint, and any motion to dismiss by defendants is due on or before November 23,

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
2026. Subsequent to the filing of the Securities Class Action, shareholder derivative complaints with similar allegations were filed in the U.S. District Court for the Northern District of California against the Company, its directors, and members of our senior management. No responses to these complaints have been filed. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain.
In February 2026, the United Kingdom Information Commissioner’s Office (“UK ICO”) issued a penalty notice under the UK General Data Protection Regulation, which includes a fine of GBP £14.5 million. We are challenging the UK ICO’s findings in an appeal of the penalty notice.
Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. We are not aware of any other pending matters, individually or in the aggregate, that are expected to have a material adverse impact on our results of operations, financial position, or cash flows as of September 30, 2026. Legal fees and other expenses associated with such matters are expensed as incurred.
10. Stockholders' Equity
Share Repurchase Program
On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. During the nine months ended September 30, 2026, we repurchased 2,193,461 shares of Class A common stock for $340.0 million. As of September 30, 2026, $660.0 million remained available for repurchases.
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
We have reserved the following shares of common stock, on an as-converted basis, for future issuance:

	September 30, 2026	December 31, 2025
Outstanding stock options	9,611,808	10,852,131
Outstanding RSUs	3,564,764	4,370,034
Remaining shares reserved for future issuances under the 2024 Plan	52,964,721	45,792,210
Shares reserved for community impact initiatives and charitable activities	1,337,205	1,337,205
Total shares of common stock reserved	67,478,498	62,351,580
The remaining shares reserved for future issuance under the 2024 Plan relate to our Class A common stock.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
11. Stock-Based Compensation
RSUs and RSAs
Our restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) vest based on the terms in the grant agreements and generally vest ratably over one to four years from the vesting commencement date. The following table summarizes the RSU and RSA activity for the nine months ended September 30, 2026:

	Total RSUs and RSAs	Weighted- average grant date fair value
Unvested as of December 31, 2025	4,460,851	$58.71
Granted	2,999,186	$149.88
Vested	(3,514,957)	$84.29
Canceled/Forfeited	(328,415)	$113.24
Unvested as of September 30, 2026	3,616,665	$104.50
As of September 30, 2026, we had RSUs and RSAs outstanding for 3,616,665 common shares, of which 3,280,232 relate to Class A common stock and 336,433 relate to Class B common stock. Total unrecognized stock-based compensation expense related to RSUs and RSAs was $285.1 million as of September 30, 2026 and is expected to be recognized over a weighted-average period of 0.76 years.
Stock Options
Stock options vest based on terms in the stock option agreement and generally vest over five years quarterly or four years with 25% of the award vesting one year from the vesting commencement date then ratably over the following three years. The following table summarizes the stock option activity during the nine months ended September 30, 2026:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(in thousands, except share, per share, and year data)
Balance as of December 31, 2025	10,852,131	$38.38	7.14	$2,078,120
Exercised	(1,240,323)	12.37
Balance as of September 30, 2026	9,611,808	$41.73	6.76	$967,985
Vested as of September 30, 2026	5,604,522	$39.29	6.41	$578,096
Vested and expected to vest as of September 30, 2026	9,611,808	$41.73	6.76	$967,985
As of September 30, 2026, we had outstanding stock options for 9,611,808 common shares, of which 8,126,714 relate to Class A common stock and 1,485,094 relate to Class B common stock. Total unrecognized stock-based compensation expense related to stock options was $62.3 million as of September 30, 2026 and is expected to be recognized over a weighted-average period of 2.24 years.

Reddit, Inc.
Notes to the Consolidated Financial Statements
(unaudited)
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$376	$212	$774	$633
Research and development	$88,922	51,635	197,189	160,908
Sales and marketing	$15,954	10,883	33,856	31,219
General and administrative	$26,054	20,788	68,775	65,242
Stock-based compensation expense	$131,306	$83,518	$300,594	$258,002
12. Income Taxes
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in such period. For the three and nine months ended September 30, 2026 and 2025, income tax expense (benefit) was immaterial.
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
13. Related Parties and Related-Party Transactions
Advance Magazine Publishers Inc.
As of September 30, 2026, Advance Magazine Publishers Inc. (“Advance”) held approximately 22% of our outstanding shares of Class A and Class B common stock and is a related party to Reddit as Advance holds more than 10% of the voting power of our outstanding Class A and Class B common stock. There have been no changes to the terms of the agreements that govern Advance’s rights as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 included in our Annual Report.
We currently sublease office space in New York and Chicago from Advance. Total lease costs and other related expenses for our subleases were immaterial for the three and nine months ended September 30, 2026 and 2025.
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
The following table presents the calculation of segment net income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$894,957	$584,911	$2,363,273	$1,476,899
Adjusted cost of revenue(1)	75,411	52,297	201,588	134,865
Adjusted gross profit	819,546	532,614	2,161,685	1,342,034

Adjusted operating expenses(2)	417,281	296,607	1,150,640	824,007
Stock-based compensation and related taxes	136,419	93,565	322,103	296,074
Depreciation and amortization	4,260	3,900	12,728	11,797
Interest (income) expense, net	(26,814)	(22,305)	(75,726)	(63,775)
Income tax expense (benefit)	5,785	(2,086)	11,519	(4,246)
Other segment expenses(3)	(649)	270	328	59
Segment net income	$283,264	$162,663	$740,093	$278,118
Consolidated net income	$283,264	$162,663	$740,093	$278,118
________________
(1)Adjusted cost of revenue is cost of revenue adjusted for stock-based compensation and related taxes as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$75,787	$52,509	$202,362	$135,498
Less:
Stock-based compensation and related taxes	376	212	774	633
Adjusted cost of revenue	$75,411	$52,297	$201,588	$134,865
(2)Adjusted operating expenses is operating expenses (comprised of research and development, sales and marketing, and general and administrative expenses) adjusted for stock-based compensation and related taxes and depreciation and amortization as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating expenses	$557,584	$393,860	$1,484,697	$1,131,245
Less:
Stock-based compensation and related taxes	136,043	93,353	321,329	295,441
Depreciation and amortization	4,260	3,900	12,728	11,797
Adjusted operating expenses	$417,281	$296,607	$1,150,640	$824,007
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
Overview of Third Quarter 2026 Results
User Metrics
•Daily Active Uniques (“DAUq”) were 130.3 million for the three months ended September 30, 2026, an increase of 12% year-over-year
•Average revenue per unique (“ARPU”) was $6.87 for the three months ended September 30, 2026, an increase of 36% year-over-year
Financial Results
•Revenue was $895.0 million for the three months ended September 30, 2026, an increase of 53% year-over-year
•Gross margin was 91.5% for the three months ended September 30, 2026, as compared to 91.0% in the three months ended September 30, 2025
•Operating expenses were $557.6 million for the three months ended September 30, 2026 as compared to $393.9 million in the three months ended September 30, 2025
•Net income was $283.3 million for the three months ended September 30, 2026, as compared to $162.7 million in the three months ended September 30, 2025
•Adjusted EBITDA was $402.3 million for the three months ended September 30, 2026, as compared to $236.0 million in the three months ended September 30, 2025
•Net cash provided by operating activities was $363.8 million for the three months ended September 30, 2026, as compared to $185.2 million in the three months ended September 30, 2025
•Free Cash Flow was $362.6 million for the three months ended September 30, 2026, as compared to $183.1 million in the three months ended September 30, 2025
•Cash, cash equivalents, and marketable securities were $3.0 billion as of September 30, 2026
Key Financial and Operating Metrics
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
In our Annual Report on Form 10-K for the year ended December 31, 2025, we disclosed that we would no longer report logged-in and logged-out DAUq as of the quarter ended September 30, 2026. However, the evolution of third-party search, including the increasing use of artificial intelligence to generate summaries and overviews, has resulted in increased volatility in referral traffic. As we continue to evolve our product strategy and growth initiatives, management believes that logged-in and logged-out DAUq remain useful for understanding user trends. Accordingly, we are continuing to report these metrics for the quarter ended September 30, 2026. See “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for additional information.
Quarterly Average DAUq
(in millions)

Total DAUq YoY Growth:	39%	31%	21%	19%	19%	17%	18%	12%
Logged-in DAUq YoY Growth:	27%	23%	17%	14%	10%	7%	7%	7%

Total DAUq YoY Growth:	32%	21%	11%	7%	9%	7%	6%	(2)%	Total DAUq YoY Growth:	46%	41%	32%	31%	28%	26%	28%	24%
Logged-in DAUq YoY Growth:	24%	19%	12%	7%	5%	1%	1%	1%	Logged-in DAUq YoY Growth:	29%	27%	22%	19%	14%	12%	12%	11%

We assess both year-over-year and quarter-over-quarter growth of DAUq in each period.
In the three months ended September 30, 2026, global DAUq grew 12% compared to the prior year period, driven by 24% growth in DAUq in the rest of world, partially offset by a 2% decline in DAUq in the United States. Global DAUq remained flat compared to the prior quarter period, as a result of 3% growth in DAUq in the rest of world, offset by a 5% decline in DAUq in the United States. The change in global DAUq in the three months ended September 30, 2026, compared to the prior year period, was driven by our marketing investments and, to a lesser extent, other growth initiatives, including product improvements, partially offset by third-party search engine changes. Global DAUq remained flat in the three months ended September 30, 2026, compared to the prior quarter period, as the gains from our marketing investments and, to a lesser extent, other growth initiatives, including product improvements, were offset predominantly by third-party search engine changes.
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
Quarterly Average WAUq
(in millions)

WAUq YoY Growth:	42%	31%	22%	21%	24%	23%	24%	16%
DAUq/WAUq:	27%	27%	27%	26%	26%	26%	25%	25%

WAUq YoY Growth:	31%	18%	8%	6%	12%	10%	9%	—%	WAUq YoY Growth:	52%	44%	35%	37%	34%	33%	35%	28%

In the three months ended September 30, 2026, global WAUq grew 16% compared to the prior year period, driven by 28% growth in WAUq in the rest of world. For the three months ended September 30, 2026, the proportion of DAUq to WAUq was 25%.
Trends in Monetization Metrics
We monetize our business primarily through advertising on our mobile applications and website. In the nine months ended September 30, 2026, we recorded revenue of $2.4 billion, as compared to revenue of $1.5 billion for the nine months ended September 30, 2025, representing an increase of 60% compared to the prior year period.
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
Quarterly ARPU
(in dollars)

YoY Growth:	23%	23%	47%	41%	42%	44%	36%	36%

YoY Growth:	28%	31%	59%	54%	53%	54%	51%	53%	YoY Growth:	25%	22%	40%	39%	38%	51%	31%	32%
During the three months ended September 30, 2026, ARPU was $6.87, an increase of 36% compared to $5.04 for the prior year period, United States ARPU was $13.82, compared to $9.04 for the prior year period, and rest of world ARPU was $2.43, compared to $1.84 for the prior year period. The increase in global ARPU compared to the prior year period was due primarily to an increase in advertising revenue driven by an increase in pricing and, to a lesser extent, an increase in ad impressions delivered. During the three months ended September 30, 2026, the price of ads increased by approximately 34% compared to the prior year period driven by improved performance across the full funnel of ad objectives and higher advertiser demand. During the three months ended September 30, 2026, ad impressions delivered increased by approximately 15% compared to the prior year period driven in part by ad load optimization and improvements, including new ad placements.
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

The following table presents a reconciliation of our net income, the most directly comparable financial measure presented in accordance with U.S. GAAP, to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$283,264	$162,663	$740,093	$278,118
Add (deduct):
Interest (income) expense, net	(26,814)	(22,305)	(75,726)	(63,775)
Income tax expense (benefit)	5,785	(2,086)	11,519	(4,246)
Depreciation and amortization(1)	4,260	3,900	12,728	11,797
Stock-based compensation expense and related taxes(2)	136,419	93,565	322,103	296,074
Other (income) expense, net	(649)	270	328	59
Adjusted EBITDA	$402,265	$236,007	$1,011,045	$518,027
________________
(1)Includes depreciation and amortization as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$2,592	$2,487	$7,876	$7,537
Sales and marketing	1,428	1,212	4,149	3,630
General and administrative	240	201	703	630
Depreciation and amortization	$4,260	$3,900	$12,728	$11,797
(2)Includes stock-based compensation expense and related taxes as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$376	$212	$774	$633
Research and development	91,283	57,670	210,053	182,486
Sales and marketing	16,779	12,936	36,984	38,309
General and administrative	27,981	22,747	74,292	74,646
Stock-based compensation expense and related taxes	$136,419	$93,565	$322,103	$296,074
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
The following table presents a reconciliation of net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Free Cash Flow:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Reconciliation of Free Cash Flow:
Net cash provided by (used in) operating activities	$363,797	$185,159	$937,926	$424,068
Less:
Purchases of property and equipment	(1,229)	(2,058)	(3,453)	(3,542)
Free Cash Flow	$362,568	$183,101	$934,473	$420,526

Results of Operations
The following table summarizes our historical consolidated statements of operations data for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$894,957	$584,911	$310,046	53%	$2,363,273	$1,476,899	$886,374	60%
Net income	283,264	162,663	120,601	74%	740,093	278,118	461,975	166%
Adjusted EBITDA(1)	402,265	236,007	166,258	70%	1,011,045	518,027	493,018	95%
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
Discussion of Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$894,957	$584,911	$2,363,273	$1,476,899
Costs and expenses:
Cost of revenue	75,787	52,509	202,362	135,498
Research and development	263,531	196,379	702,053	584,260
Sales and marketing	209,391	128,707	556,760	340,011
General and administrative	84,662	68,774	225,884	206,974
Total costs and expenses	633,371	446,369	1,687,059	1,266,743
Income (loss) from operations	261,586	138,542	676,214	210,156
Other income (expense), net	27,463	22,035	75,398	63,716
Income (loss) before income taxes	289,049	160,577	751,612	273,872
Income tax expense (benefit)	5,785	(2,086)	11,519	(4,246)
Net income	$283,264	$162,663	$740,093	$278,118
Adjusted EBITDA(1)	$402,265	$236,007	$1,011,045	$518,027
Net cash provided by (used in) operating activities	$363,797	$185,159	$937,926	$424,068
Free Cash Flow(2)	$362,568	$183,101	$934,473	$420,526
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

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	8	9	9	9
Research and development	29	34	30	40
Sales and marketing	23	22	24	23
General and administrative	9	12	9	14
Total costs and expenses	69	77	72	86
Income (loss) from operations	31	23	28	14
Other income (expense), net	3	4	3	4
Income (loss) before income taxes	34	27	31	18
Income tax expense (benefit)	2	0	0	0
Net income	32%	27%	31%	18%
Three and nine months ended September 30, 2026 and 2025
Revenue

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Revenue	$894,957	$584,911	$310,046	53%	$2,363,273	$1,476,899	$886,374	60%
Revenue for the three and nine months ended September 30, 2026 increased by $310.0 million and $886.4 million, or 53% and 60%, respectively, compared to the prior year periods. The growth in revenue during the three and nine month periods was due primarily to an increase in advertising revenue of $297.7 million and $860.5 million, or 54% and 63%, respectively, as compared to the prior year periods driven by an increase in pricing and, to a lesser extent, an increase in impressions delivered. During the three and nine months ended September 30, 2026, the price of ads increased by approximately 34% and 35%, respectively, compared to the prior year periods driven by improved performance across the full funnel of ad objectives and higher advertiser demand. During the three and nine months ended September 30, 2026, ad impressions delivered increased by approximately 15% and 21%, respectively, compared to the prior year periods driven in part by ad load optimization and improvements, including new ad placements. In the nine months ended September 30, 2026, the increase in ad impressions delivered was also due to an increase in the number of users. For more information regarding users trends, see “—Key Financial and Operating Metrics—Trends in User Metrics.”
Revenue in the United States for the three and nine months ended September 30, 2026 increased by $239.3 million and $680.3 million, or 50% and 57%, respectively, compared to the prior year periods. Revenue in the rest of world for the three and nine months ended September 30, 2026 increased by $70.7 million and $206.0 million, or 67% and 75%, respectively, compared to the prior year periods. Revenue growth for both geographies was driven by the factors described above.
Cost of Revenue

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Cost of revenue	$75,787	$52,509	$23,278	44%	$202,362	$135,498	$66,864	49%

Cost of revenue for the three and nine months ended September 30, 2026 increased by $23.3 million and $66.9 million, or 44% and 49%, respectively, compared to the prior year periods. The increase in cost of revenue was primarily attributable to increased hosting usage to support product enhancements and, to a lesser extent, user growth and activity on our platform, partially offset by lower hosting prices and hosting cost efficiencies.
Research and Development Expenses

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Research and development	$263,531	$196,379	$67,152	34%	$702,053	$584,260	$117,793	20%
Research and development expenses for the three and nine months ended September 30, 2026 increased by $67.2 million and $117.8 million, or 34% and 20%, respectively, compared to the prior year periods. The increase was driven primarily by an increase in employee-related costs and an increase in hosting costs associated with internal research and development activities.
Sales and Marketing Expenses

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Sales and marketing	$209,391	$128,707	$80,684	63%	$556,760	$340,011	$216,749	64%
Sales and marketing expenses for the three and nine months ended September 30, 2026 increased by $80.7 million and $216.7 million, or 63% and 64%, respectively, compared to the prior year periods. The increase in sales and marketing expenses was driven primarily by an increase in user and brand marketing expenses and, to a lesser extent, an increase in employee-related costs, driven in part by an increase in headcount.
General and Administrative Expenses

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
General and administrative	$84,662	$68,774	$15,888	23%	$225,884	$206,974	$18,910	9%
General and administrative expenses for the three and nine months ended September 30, 2026 increased by $15.9 million and $18.9 million, or 23% and 9%, respectively, compared to the prior year periods. The increase in general and administrative expenses was driven by an increase in professional services and employee-related costs.
Other Income (Expense), Net

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Other income (expense), net	$27,463	$22,035	$5,428	25%	$75,398	$63,716	$11,682	18%
Other income (expense), net for the three and nine months ended September 30, 2026 increased by $5.4 million and $11.7 million, or 25% and 18%, respectively, compared to the prior year periods. The increase was primarily due to higher interest earned on our cash and investments driven by a higher invested balance.

Income Tax Expense (Benefit)

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(unaudited)
	(in thousands, except percentages)
Income tax expense (benefit)	$5,785	$(2,086)	$7,871	NM	$11,519	$(4,246)	$15,765	NM
_________________
NM - Not meaningful

Income tax expense (benefit) for the three and nine months ended September 30, 2026 increased by $7.9 million and $15.8 million compared to the prior year periods, respectively. The increase was primarily due to an increase in income before income taxes as compared to the prior year periods.
Liquidity and Capital Resources
We have historically financed our operations primarily through net proceeds from the sale of our stock and payments received from our customers. We began generating net positive operating cash flows in 2024. Our primary uses of cash are employee-related costs and the cost of operating our mobile applications and website.
As of September 30, 2026, we had $3.0 billion in cash, cash equivalents, and marketable securities. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, time deposits, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. As of September 30, 2026, approximately 3% of our cash, cash equivalents, and marketable securities was held outside of the United States.
On July 1, 2025, we entered into an Amended and Restated Credit and Guarantee Agreement, which amended and restated our prior Credit and Guarantee Agreement dated October 8, 2021 (as amended on May 23, 2023), and provides for a five-year, $500.0 million, revolving loan and standby letter of credit facility (“Revolving Credit Facility”) of which $100.0 million can be issued as letters of credit and another $100.0 million of which can be borrowed in certain non-U.S. dollar currencies. As of September 30, 2026, we have issued four letters of credit, three of which are denominated in a foreign currency, for an aggregate of $5.7 million, which reduced the letter of credit borrowings available under the Revolving Credit Facility to $94.3 million. The aggregate available balance under the Revolving Credit Facility was $494.3 million as of September 30, 2026.
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
The Revolving Credit Facility contains customary conditions on our borrowings, including events of default and covenants. Covenants include restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, make distributions to holders of our preferred and common stock, make investments, or engage in transactions with our affiliates, and require us to adhere to a maximum total leverage ratio. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets, including intellectual property assets. However, the Revolving Credit Facility provides for the permanent release of guarantees and collateral upon our achievement of certain investment grade ratings. We were in compliance with all covenants as of September 30, 2026.
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
On February 4, 2026, our Board of Directors authorized a share repurchase program to purchase up to $1.0 billion of our Class A common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase shares of our Class A common stock from time to time on the open market (including via pre-set trading plans), in privately negotiated transactions, or through other transactions in accordance with applicable securities laws. The Share Repurchase Program does not obligate us to acquire any particular amount of Class A common stock, has no expiration date, and may be suspended or discontinued at any time at our discretion. During the nine months ended September 30, 2026, we repurchased 2,193,461 shares of our Class A common stock for $340.0 million. As of September 30, 2026, $660.0 million remained available for repurchases.
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2026	2025
	(unaudited)
	(in thousands)
Net cash provided by (used in) operating activities	$937,926	$424,068
Net cash provided by (used in) investing activities	(164,294)	(13,065)
Net cash provided by (used in) financing activities	(369,618)	(61,492)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$404,014	$349,511
Free Cash Flow(1)	$934,473	$420,526
_________________
(1)See “Non-GAAP Financial Measures—Free Cash Flow” for more information and for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Operating Activities
Net cash provided by operating activities was $937.9 million in the nine months ended September 30, 2026, resulting primarily from net income of $740.1 million in the nine months ended September 30, 2026, adjustments for non-cash items, primarily related to stock-based compensation expense of $300.6 million, and an increase in accounts payable and accrued expenses and other current liabilities of $59.6 million due to the timing of payments. These amounts were partially offset by an increase in accounts receivable of $139.3 million due to the timing of cash collections and an increase in prepaid expenses and other assets of $26.0 million. Net cash provided by operating activities was $424.1 million in the nine months ended September 30, 2025, resulting primarily from net income of $278.1 million in the nine months ended September 30, 2025, adjustments for non-cash items, primarily related to stock-based compensation expense of $258.0 million, and an increase in accounts payable and accrued expenses and other current liabilities of $60.9 million due to the timing of payments. These amounts were partially offset by an increase in accounts receivable of $138.8 million due to the timing of cash collections and an increase in prepaid expenses and other assets of $23.4 million.
Investing Activities
Net cash used in investing activities was $(164.3) million in the nine months ended September 30, 2026, primarily due to additional purchases of marketable securities of $1.3 billion, partially offset by maturities and proceeds from the sale of marketable securities of $1.1 billion. Net cash used in investing activities was $(13.1) million in the nine months ended September 30, 2025, primarily due to additional purchases of marketable securities of $1.6 billion, partially offset by maturities and proceeds from the sale of marketable securities of $1.6 billion.
Financing Activities
Net cash used in financing activities was $(369.6) million in the nine months ended September 30, 2026 and consisted primarily of repurchases of Class A common stock of $340.0 million and cash payments for taxes related to net share settlement of restricted stock units of $45.0 million. Net cash used in financing activities was $(61.5) million in the nine months ended September 30, 2025 and consisted primarily of cash payments for taxes related to net share settlement of restricted stock units of $80.5 million, partially offset by proceeds from exercises of employee stock options of $20.5 million.
Free Cash Flow
Free Cash Flow was $934.5 million and $420.5 million for the nine months ended September 30, 2026 and 2025, respectively, and was composed of net cash provided by operating activities, resulting primarily from net income, adjustments for non-cash items, and changes in working capital. Free Cash Flow also included purchases of property and equipment of $3.5 million for each of the nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, the increase in Free Cash Flow as compared to the prior year period was driven primarily by the increase in net income.

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
Contractual Obligations and Commitments
We have non-cancellable contractual obligations and commitments primarily related to third-party cloud infrastructure agreements under which we are granted access to certain cloud services as well as operating lease agreements. During the nine months ended September 30, 2026, there were no material changes outside the normal course of business to the purchase obligations as disclosed in the audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Annual Report. In June 2026, we signed an addendum to extend our cloud services agreement with Amazon Web Services through 2029. We committed under this agreement to spend an aggregate of $880.0 million between July 2026 and June 2029. In August 2026, we signed an addendum to extend our cloud services agreement with Google through 2029. We committed under this agreement to spend an aggregate of $580.0 million between September 2026 and August 2029.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and foreign currency risk as follows:
Interest Rate Risk
We had cash and cash equivalents of $1.4 billion and $1.0 billion as of September 30, 2026 and December 31, 2025, respectively. We had marketable securities of $1.7 billion and $1.5 billion as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of cash in bank accounts, money market accounts, time deposits, and other highly liquid investments with original maturities of 90 days or less from the date of purchase. Marketable securities consist of

U.S. government securities, investment-grade corporate and government agency securities, time deposits, and commercial paper. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio or our consolidated financial statements for the periods presented.
Foreign Currency Risk
For the three and nine months ended September 30, 2026 and 2025, the majority of our revenue and operating expenses were denominated in U.S. dollars. We therefore have not had material foreign currency risk associated with sales and cost-based activities. For the three and nine months ended September 30, 2026 and 2025, our operations outside of the United States were not considered material and our results of operations and cash flows were minimally subject to fluctuations from changes in foreign currency rates. We believe the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to grow international operations, our exposure to foreign currency risk will become more significant. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have a material effect on our consolidated financial statements for the periods presented. For the three and nine months ended September 30, 2026 and 2025, we did not enter into any foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations, although we may elect to do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
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
•We face intense competition from companies with greater resources and larger user bases, including large language models (“LLMs”), other artificial intelligence (“AI”) companies, and other AI features that retrieve and synthesize information.
•Declines in traffic to Reddit from internet search engines during the current quarter could continue or worsen and have a continuing negative impact on traffic to Reddit's website and application, and ultimately on our business, results of operations, financial condition, and prospects.
•The development of AI agents allowing users to access Reddit content without accessing our platform directly could harm our business.
•Unauthorized and uncompensated scraping, copying, and use of Reddit content and data could undermine our content licensing business, enable competing products, and impair our ability to protect users’ privacy and deletion choices.
•Our upcoming experiments with requiring users to log in to an account to access parts or all of Reddit's platforms, services, or content, and subsequent implementation of such logged-in requirements, could have adverse impacts on our business.
•If Reddit users do not continue to contribute content or their contributions are not valuable or appealing to other Reddit users, we may experience a decline in the number of Reddit users accessing our products and services and in user engagement, which could result in the loss of advertisers and may harm our reputation, business, results of operations, financial condition, and prospects.
•Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser bases will be impaired and our business, results of operations, financial condition, and prospects could be harmed.
•We may not sustain our growth rate, and our results of operations may fluctuate from quarter to quarter. We have limited operating history at our current scale, and there is no assurance we will be able to continue scaling our business for future growth.

•Changes to our marketing expenditures for user acquisition can negatively impact both our user growth rate and advertising reach. In addition, we have historically invested in marketing for user acquisition, and we may reduce, redirect, or redeploy paid marketing spends generally or with respect to specific regions, categories, products and services.
•We generate a majority of our revenue from advertising. The failure to attract new advertisers, the loss of advertisers, or the reduction of or failure by advertisers to maintain or increase their advertising budgets would adversely affect our business.
•We may not succeed in further expanding and monetizing our platform internationally and may be subject to increased international business, economic, and geopolitical risks.
•We are exploring business opportunities in content licensing, but the market is relatively new and evolving rapidly, and such opportunities may be undermined by the availability of Reddit content from third parties or directly from Reddit servers without authorization or payment. In addition, for similar reasons, Reddit's existing content licensing deals may or may not be renewed.
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
•If our security measures are breached, or if our products and services are subject to attacks involving our systems or data, some of which contain personal information, or that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, Reddit users and advertisers may curtail or stop using our products and services, and our reputation, business, results of operations, financial condition, and prospects could be harmed.
•Reddit user growth and engagement depends upon effective interoperation with operating systems, networks, devices, web browsers, online application stores, regulations, and standards that we do not control. Changes in our products or to those operating systems, networks, devices, web browsers, online application stores, regulations, or standards may harm Reddit user retention, growth, and engagement, which could harm our business, results of operations, financial condition, and prospects.
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
Risks Related to Our Business
If we fail to grow or retain our user base or maintain or increase user engagement, our business, results of operations, financial condition, and prospects could be adversely affected.
The size of our user base and their level of engagement are critical to our success. Our financial performance has been, and will continue to be, significantly determined by our success in growing and retaining our user base so that we add Reddit users, and those Reddit users become daily users—more specifically, DAUq. We define a user whom we can identify with a unique identifier who has visited a page on the Reddit website, www.reddit.com, or opened a Reddit application at least once during a 24-hour period as a DAUq. DAUq is a user metric utilized by our management team. While it may be used to gauge usage of our platform, it may not correlate to revenue. We also measure weekly active uniques (“WAUq”) to help us understand the reach of our platform.
We may not be successful in our user growth and retention strategies, which aim to drive traffic to the platform and convert casual users into daily users. To the extent our DAUq growth rate slows or becomes negative, our success will increasingly depend on our ability to increase levels of engagement, retention, and monetization on our platform, including our ability to convert casual users into users who visit Reddit more frequently and directly. Declines in user growth could also negatively impact the reach of advertisements on Reddit. We may also make product and strategy changes intended to improve long-term retention, engagement, and direct traffic, and these changes may discourage some users from accessing Reddit or reduce user traffic. Although any such changes would be designed to build a more engaged and retentive user base, and/or to improve the quality of our products and services, we may not realize or immediately realize the anticipated long-term benefits, and adverse effects on user growth may persist. Furthermore, we anticipate that our DAUq growth rate will slow over time as the absolute number of our DAUq increases. For example, we rely on initiatives like machine translation to drive growth in international DAUq, and the growth derived from this strategy may slow as we complete the roll out of machine translation to all major global languages.
A number of factors could harm Reddit user growth and engagement, including if:
•we continue to experience a decline in traffic to Reddit from internet search engines;
•we experiment with or require users to log in to an account to access parts of Reddit’s platforms, services, and content;
•the development of products by competitors that may be a substitute for visiting Reddit, including products that may utilize Reddit content obtained from unauthorized sources;
•we reduce, redirect, or redeploy our investment in paid marketing for user acquisition;
•Reddit users engage with other products, services, or activities as an alternative to ours;
•we fail to introduce new and improved products or services or we introduce new or improved products or services that negatively affect Reddit user engagement;
•we are unable to convert casual users who come to our platform through internet search engines or our marketing efforts into daily users;
•Reddit users feel that their Reddit experience is diminished as a result of our decisions with respect to the frequency, prominence, and size of ads that we display, or the quality of the ads displayed;
•influential Reddit users or certain demographics of Reddit users conclude that an alternative product or service better meets their needs;
•we are unable to convince new Reddit users of the value and usefulness of our products and services;
•technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise negatively affect Reddit users’ experience with our platform;
•Reddit users have difficulty installing, updating, searching, or otherwise accessing our products and content or prefer to utilize third-party applications that have shut down or no longer integrate with our platform;
•there are disruptions to the normal operation of our communities, including as a result of actions or inactions by our volunteer moderators;
•Reddit users have difficulty locating content, in their local language, that is interesting and relevant to them, particularly in their early experiences on our platform;
•Reddit users find content available on our platform offensive, inappropriate, hostile, or otherwise objectionable;
•there are Reddit user concerns related to privacy and communication, safety, security, or other factors or changes to our platform or policies that are not well received by Reddit users;
•we are unable to combat harmful or inappropriate usage of our platform;

•there are adverse changes in our products or services that are mandated by, or that we elect to make to address, new or existing laws, regulatory scrutiny, or litigation, including settlements;
•we fail to keep pace with evolving online, market, and industry trends;
•we are the subject of adverse media reports or other negative publicity; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
If we are unable to grow or maintain our DAUq or sustain user engagement, our business, results of operations, financial condition, and prospects could be adversely affected.
We face intense competition for users, and if we are not able to compete effectively, our business could suffer.
We face significant competition to attract, retain, and engage users and for their time and attention. We compete against many companies that provide content and communications services to online users, including Google (including YouTube, Search, Maps, and Shopping), Meta (including Facebook, Instagram, Threads, and WhatsApp), Wikipedia, Snap, X, Pinterest, TikTok, Roblox, Discord, and Twitch, and others that offer a variety of internet and mobile device-based products, services, and content. Many of these companies have greater financial resources and substantially larger user bases than Reddit. Our competitors may draw users towards their products or services and away from ours, which could make our products and services less attractive to advertisers and harm our business, results of operations, financial condition, and prospects.
We face intense competition from companies with greater resources and larger user bases, including large language models LLMs, other AI companies, and other AI features that retrieve and synthesize information, such as those built by Google, Meta, OpenAI, and Anthropic. Users may choose to find information through AI agents, AI-generated summaries and answers, or other AI tools, which in some cases may have been trained using Reddit content, instead of visiting Reddit directly. Some of these competitors, like Google, operate third-party search engines that are increasingly integrating AI-generated summaries and answers into their user experiences. These features may change how Reddit content is displayed and reduce the likelihood that users click through to Reddit, which could reduce referral traffic, adversely affect our DAUq and user growth, and negatively impact the reach of advertisements on Reddit. As other AI-powered products and interfaces become more capable and widely adopted, they may reduce users’ need or desire to visit Reddit directly, which would harm our reputation, business, results of operations, financial condition, and prospects.
A number of factors could harm our ability to compete effectively, including:
•the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;
•the timing and market acceptance of products, including the developments and enhancements to those products, offered by us or our competitors;
•our brand strength relative to our competitors; and
•the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
If we are not able to compete effectively for users, our business, results of operations, financial condition, and prospects would be adversely affected.
Declines in traffic to Reddit from internet search engines during the current quarter could continue or worsen and have a continuing negative impact on traffic to Reddit's website and applications, and ultimately on our business, results of operations, financial condition, and prospects.
Our success depends partly on our ability to attract online visitors to our website and to Reddit’s applications. We rely, in part, on internet search engines, such as Google, to generate traffic to our website and applications, primarily through free or organic searches. Search engines frequently update and change the logic and user interface that determine the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to our website is ranked lower in the search results or otherwise less visible in a user’s search. In addition, our content is increasingly summarized in AI-generated summaries and answers in response to user search queries, and traditional search links to websites are increasingly pushed down below AI-generated responses. These and other third-party changes to search engine operation, features, and functionalities have resulted in declines in referral traffic from third-party search engines that have adversely affected our DAUq growth in the current quarter. These declines may continue and worsen. Such declines impact our business not only by putting downward pressure on the number of Reddit users, including both logged-in and logged-out users, but can also lower the reach of advertisements on Reddit, which can negatively impact our appeal to existing and future advertisers, which would have negative consequences for our advertising revenue.
The development of AI agents allowing users to access Reddit content without accessing our platform directly could harm our business.
AI agents are increasingly able to log in to websites and applications, including Reddit, on users’ behalf to obtain and synthesize information. If Reddit is unable sufficiently to block, or alternatively monetize, such non-human agent interactions with Reddit and Reddit content, it could negatively impact Reddit's business by, among other things, reducing actual human interaction, content creation, and advertising views.
Unauthorized and uncompensated scraping, copying, and use of Reddit content and data could undermine our content licensing business, enable competing products, and impair our ability to protect users’ privacy and deletion choices.
Third parties have accessed and used Reddit content and data for commercial purposes without our authorization and without compensating us. These activities include scraping and copying content directly from our platform or obtaining it indirectly through third-party search results, data brokers, and other intermediaries, and have involved circumventing technical measures designed to control access. These activities could undermine our ability to control the commercial use of Reddit content and may adversely affect the market for licensing that content. Such unauthorized access and use could undermine the market for licensing Reddit content by reducing existing and prospective partners’ incentives to enter into licensing agreements with us, including where scraped or copied content is available through third-parties. Third parties may also use Reddit content and data obtained without our authorization to train or improve AI models and develop competing products that allow users to obtain information from Reddit without visiting our platform. These risks could reduce user traffic, make our platform less attractive to advertisers, and harm our business.
Unauthorized scraping and copying also bypass the contractual and technical safeguards through which we seek to protect users' privacy and choices regarding their content. We may be unable to identify all recipients of scraped or copied content, monitor its subsequent use, or ensure that third parties stop using or displaying posts or comments after they have been deleted from Reddit. Content could remain in third-party datasets or products or be used for purposes inconsistent with our policies, and this could also expose us to regulatory scrutiny, investigations, or enforcement actions relating to our compliance with applicable data privacy laws. Such activities could also harm users, undermine their trust in us, discourage participation and content contributions, and expose us to reputational harm and/or regulatory scrutiny. Any resulting decline in user engagement or content contributions could reduce the value of our platform to users and advertisers, and adversely affect our business, results of operations, and financial condition.
Our upcoming experiments with requiring users to log in to an account to access parts or all of Reddit's platforms, services, or content, and subsequent implementation of such logged-in requirements, could have adverse impacts on our business.
Beginning in the quarter ending December 31, 2026, we intend to conduct experiments in one or more international markets to require Reddit users to log in to an account to access parts of Reddit’s platforms, services and content, including Reddit’s websites and applications. After considering the results and learnings of those experiments, we intend to implement some form of logged-in restrictions globally, including in the United States. It is possible that the results of our experimentation will not accurately predict the outcome of implementing logged-in requirements globally or otherwise at scale. These experiments and subsequent implementation to require users to log in to an account could have adverse impacts on our business, including but not limited to, the total number of Reddit users and/or the reach of advertisements on Reddit.
If Reddit users do not continue to contribute content or their contributions are not valuable or appealing to other Reddit users, we may experience a decline in the number of Reddit users accessing our products and services and in user engagement, which could result in the loss of advertisers and may harm our reputation, business, results of operations, financial condition, and prospects.
Our success depends on our ability to provide users of our products and services with valuable content, which in turn depends on the content contributed by Reddit users. We seek to foster a broad and engaged Reddit user community. If Reddit users do not continue to contribute content and otherwise engage with our platform, and we are unable to provide Reddit users with valuable and timely content, our user base and their engagement may decline. A large portion of the content on our platform comes from a small number of Reddit users contributing to communities (which are also known as subreddits). If prolific Reddit users do not continue to contribute content and otherwise engage with our platform, or decide to leave our platform and encourage other Reddit users to follow them to a new platform, our user base and their engagement may decline. Our platform may also be used by third parties to disseminate abusive or other harmful content in violation of our terms and applicable law. We may not proactively discover or quickly respond to such content once alerted to it due to our scale and the limitations of existing technology and operational infrastructure. If we are unable to successfully prevent or detect and timely address abusive or other harmful behavior on our platform, our user base and their engagement may decline. Additionally, in keeping with our mission to empower communities and make their knowledge accessible to everyone, our site-wide content policy is designed to be protective, but not intrusive. If Reddit users perceive the content available on Reddit to be offensive, inappropriate, hostile, or otherwise objectionable, we may experience a decline in user activity generally, or among certain demographics. We generate a majority of our revenue from the sale of advertising services. If we experience a decline in the number of Reddit users, or a decrease in Reddit user growth rate or engagement, including as a result of a lack of valuable or appealing content, or the loss of influential Reddit users or subreddits, advertisers may not view our products and services as attractive for their marketing expenditures, and may reduce their spending with us, which would harm our reputation, business, results of operations, financial condition, and prospects.
Our business depends on a strong brand and reputation, and if we are unable to maintain and enhance our brand and reputation, our ability to expand our user and advertiser bases will be impaired and our business, results of operations, financial condition, and prospects could be harmed.
We believe that our brand identity and reputation, including that our service is an empowering environment, has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Reddit” brand and reputation is critical to retaining and growing our user and advertiser bases. We anticipate that maintaining and enhancing our brand and reputation will depend largely on our continued ability to provide high-quality, relevant, reliable, trustworthy, and innovative products, which may require substantial investment and may not be successful. We may need to introduce new products or updates to existing products that require Reddit users to agree to new terms of service that Reddit users do not like, which may negatively affect our brand and reputation. Additionally, advertisements or actions of our advertisers may affect our brand and reputation if Reddit users do not think the advertisements help them accomplish their objectives, view the advertisements as intrusive, annoying, or misleading, or have poor experiences with our advertisers.
Our brand and reputation may also be negatively affected by the content or actions of Reddit users that are deemed to be offensive, inappropriate, hostile, or otherwise objectionable to other Reddit users, by the actions of Reddit users acting under false or inauthentic pretenses, by the use of our products or services to disseminate information that is deemed to be misleading, or by the use of our service for illicit, illegal, or objectionable ends. We also may fail to respond expeditiously or at all to the sharing of illegal, illicit, offensive, inappropriate, hostile, or otherwise objectionable content on our platform or to objectionable practices by advertisers, or to otherwise address Reddit users’ concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to such content in a timely manner may decrease as the number of Reddit users grows, as the amount of content on our platform increases, or as we expand our product and service offerings, such as an increase in video content. Any governmental or regulatory inquiry, investigation, or action, including based on the appearance of illegal, illicit, or objectionable content on our platform or the failure to comply with applicable laws, rules, and regulations, could damage our brand and reputation, regardless of the outcome.
We receive a high degree of media coverage globally. We have experienced, and expect to continue to experience, media, legislative, governmental, and regulatory scrutiny of our decisions. Unfavorable publicity and scrutiny involving us, including regarding our data privacy, intellectual property, content, or other practices, product changes, product quality, pricing increases, litigation, or regulatory action, or regarding the actions of our employees, Reddit users, moderators, or advertisers, or other issues, may significantly harm our brand and reputation, and could adversely affect the size, demographics, engagement, and loyalty of our user base. For instance, in May and June 2023, we experienced negative publicity as a result of our API policy changes. In addition, unfavorable publicity and scrutiny of other companies in our industry, including controversies surrounding their product design choices, content-related decisions, or their data privacy practices, could also have a negative impact on our brand and reputation. These concerns, whether actual or unfounded, may also deter Reddit users or advertisers from using our service.
In addition, we may fail to adequately address the needs of Reddit users or our advertisers, which could erode confidence in our brand and damage our reputation. If we fail to promote and maintain the “Reddit” brand or preserve our reputation, or if we incur excessive expenses in this effort, our business, results of operations, financial condition, and prospects could be harmed.
We may not sustain our growth rate, and our results of operations may fluctuate from quarter to quarter, which makes them difficult to predict.
Although we had net income for the three months ended September 30, 2024 and every quarter since, we have a history of net losses, and we may incur net losses again in the future. We incurred a net loss of $(484.3) million for the year ended December 31, 2024. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to broaden and retain our user base, develop and implement new products, market new and existing products and promote our brand, expand our technical infrastructure, and hire additional employees (with a related expected increase in payroll and stock-based compensation expense). If our revenue growth does not increase to more than offset these anticipated increases in our costs and expenses, our business, results of operations, financial condition, and prospects will be harmed, and we may not be able to maintain profitability. Some of these investments may not deliver an effective return on investment and may reduce our operating margin. For example, we may decrease investments in paid marketing if those investments are not generating sufficient user acquisition, engagement and/or retention, the expense could be better invested in other aspects of our products or services, or we reduce spend by focusing our marketing efforts on specific audiences. Any such reductions in paid marketing would likely result in lower user traffic.
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
•seasonal or other fluctuations in spending by our advertisers or in Reddit user usage or engagement on our platform, including, but not limited to, around significant planned events such as the Super Bowl and unplanned ones like natural disasters;
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
As we continue to grow our advertiser base, our revenue depends on our ability to effectively serve enough advertisements that meet the objectives of our advertisers while maintaining a high-quality, relevant, reliable, trustworthy, and innovative user experience. If we are unable to do this on our platform due to either a decline in DAUq, or changes in our products or services or Reddit user behavior that reduce our ability to display as many advertisements as our advertisers may request, our business, results of operations, financial condition, and prospects would be adversely affected. Our advertising business can be inventory constrained at times, and the attendant impact on the supply and pricing of our advertising inventory could affect the financial performance of our business. We could find ourselves unable to match customer advertising specifications with available inventory, leaving us unable to deliver the advertising inventory requested and receiving less revenue than otherwise expected. This also could put upward pressure on advertising prices and potentially impact the return advertisers get on their spend, which in turn could affect future advertiser spending. To scale the growth of our advertising services, we will have to successfully develop and target ad products tailored to the interests of our advertisers and our user base, which may require additional user data. If we are unable to do this with the data, technology, and resources available to us, we may need to rely more heavily on alternative revenue sources to grow our business.
We will make efforts to continue to identify and develop potential new revenue streams. We have explored and continue to explore different ways for Reddit users to make money on Reddit, including Reddit’s earnings programs for contributors, developers, and creators, while also providing a source of revenue for Reddit as well. We also continue to explore reasonable content licensing opportunities as another possible source of revenue where those opportunities do not conflict with our values and the rights of our Reddit users. There are many aspects of these possible revenue sources which are novel and untested, which makes it challenging to evaluate the viability of any future revenue opportunities or to identify the risks and challenges we may encounter in seeking to execute on our strategies. There can be no assurance that we will be successful in generating meaningful revenue from any of these non-advertising sources. If we are unable to succeed in these monetization efforts or identify new revenue opportunities, our business, results of operations, financial condition, and prospects could be harmed.
In addition, we plan to continue expanding our business operations outside the United States and offering content and advertising to Reddit users and advertisers in other languages and countries. We plan to continue to enter new international markets where we have limited or no experience in deploying our services or selling advertisements. In order to expand successfully, we need to offer content and products that are tailored to the interests of local Reddit users and the needs of local advertisers, each of which requires significant investment of time and resources. As we expand into new international markets, we may not yet understand the full scope of prospective users’ interests, demographics, and culture, or advertiser expectations, target audiences, and return on advertising spend, in those markets. This may cause us to expand into markets before we are able to offer a service and advertising platform that has been sufficiently localized for those markets or where those markets lack the necessary demand and infrastructure for long-term adoption of our services. In addition, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, the impact of foreign currency fluctuations may become material. If we are unsuccessful in deploying, scaling, or managing our operations in international markets, our business, results of operations, financial condition, and prospects could be adversely affected.
Changes to our marketing expenditures for user acquisition can negatively impact both our user growth rate and advertising reach.
We have historically invested in paid marketing to increase user acquisition. Users that come to the Reddit platforms from paid marketing comprise a not insubstantial portion of total users. Returns on our marketing spend have varied by category and geography, and we adjust our spend to attempt to improve effectiveness. To the extent that such expenditures do not achieve sufficiently attractive returns, we may reduce, redirect, or redeploy paid marketing spends generally or with respect to specific regions, categories, types of users, products and services, which could have a negative impact on user traffic as well as on the reach and value of advertisements on Reddit.
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
•product or service changes we may make that change the size, frequency, or relative prominence of ads displayed on our platform or otherwise impact Reddit user engagement with ads;
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
•any adverse consequence to the business that negatively impacts user traffic and the reach and attractiveness to advertisers of advertisements on Reddit; and
•other risks described in this Quarterly Report on Form 10-Q.
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
Our ability to retain, increase, and engage Reddit users and increase our revenue depends heavily on our ability to continue to evolve our existing products and services and to create successful new products and services. We have invested, and expect to continue to invest, in improvements to our platform, changes to our existing products and services, new and unproven products and services, including machine learning and AI, and other initiatives to generate revenue and increase our user base and user engagement. We have incorporated and may continue to incorporate AI into and across our platform. For example, in 2025, we began integrating AI search into the platform’s core search to further streamline the path from question to answer on Reddit. These development efforts may require significant investments in talent and infrastructure, including access to specialized resources such as graphical processing units. If we are unable to secure these resources on commercially reasonable terms, or if we are unable to continue developing and integrating advanced solutions at a pace that meets user expectations or competitive benchmarks, our market position and prospects could be adversely affected.
Improvements to our platform, new products and services, and other initiatives may be costly, difficult to operate, and could divert management’s attention, and there is no guarantee that they will be positively received by Reddit users or provide positive returns on our investment. For example, we are developing interactive ads on our developer platform, allowing advertisers to create custom experiences directly within an ad, but we cannot assure that Reddit users or advertisers will effectively engage with this new ad feature. Further, new products or services that we develop may, in certain cases, require regulatory approval prior to launch, result in increased litigation, or subject us to new or enhanced governmental or regulatory requirements or scrutiny. There is no guarantee that we will be able to obtain any required regulatory approval, and our efforts to comply with these laws and regulations could be costly and divert management’s time and effort and may still not guarantee compliance. These new products and updates may also fail to increase the engagement of Reddit users and our advertisers or partners, and may even result in short- or long-term decreases in such engagement by disrupting existing Reddit user, advertiser, or partner behavior or by introducing performance and quality issues. In addition, in some cases, we may have little or no prior experience related to developing the technologies underlying the new products and services. If our new or enhanced products or services fail to engage, or meet the expectations of, Reddit users or our advertisers or developers, or if our business plans or new approaches to monetization are unsuccessful, we may fail to attract new users, retain existing Reddit users, or generate sufficient revenue, operating margin, or other value to justify our investments, and our business, results of operations, financial condition, and prospects could be harmed.
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
There can also be significant good faith differences in opinion as to whether particular content violates our site-wide rules or the rules of a specific community. We and our moderators may inconsistently apply the rules, or make decisions regarding content with which other Reddit users disagree. From time to time, we and the moderators may need to make difficult moderation decisions that are highly publicized or controversial, including those that result in the departure or disengagement of large numbers of Reddit users.
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
•have an increased risk of reputational harm in the event that content or actions of some Reddit users are deemed to be hostile or inappropriate, even if that content is permitted under our policies;
•be unable to retain a sufficient number of volunteer moderators, or ensure that our moderators effectively scale their efforts and fairly and consistently enforce our rules, either of which could significantly degrade the community experience for other Reddit users;
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
We rely on an approach to content moderation that depends on Reddit users who volunteer to be moderators of their communities. If we fail to retain a sufficient number of moderators who are willing to work in good faith within our policies or if we fail to properly manage our relationship with moderators, or if a sizable number of moderators choose to take actions that disrupt our services, our business, results of operations, financial condition, and prospects could be adversely affected.
Reddit users who volunteer to be moderators of Reddit communities are an important part of our business’s ecosystem. Each community relies on one or more moderators who not only review content but also define and enforce community rules. Our business relies on moderators to engage in good faith and to manage their subreddits in a manner that meets the needs of the subreddit’s members. Our approach to content moderation depends on the activities of the moderators to protect the experiences of the members of their communities. Our approach requires that moderators be sufficiently active in their moderation activities, depending on the size and scale of their communities. For the larger communities, the need for moderators can be significant, requiring ever-increasing numbers of moderators willing to volunteer their time to effectively scale with the size of the community. In addition, the enforcement demands placed on moderators can increase dramatically on short notice if traffic to a particular subreddit increases due to current events or trends, for example, r/ wallstreetbets, or if a community is subject to coordinated spam or abuse campaigns, despite the availability of tools and the efforts of our employees who oversee and enforce site-wide rules. As communities grow, it can become more and more challenging for communities to find qualified people willing to act as moderators.
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
Because moderators are volunteers, any moderator can decide to stop acting as a moderator and participate only as a community member, or to leave our platform entirely. Although, in 2025, we introduced limitations on the number of large communities that a single user can moderate, certain moderators who moderate large communities or a large number of communities may be able to leverage their influence within those communities to change the dynamics of the discourse within the communities or to disrupt the normal operation of their communities or other communities on our platform. Moderators can also band together and, for various reasons, including changes to Reddit’s product or policies, decide to shut down the normal operation of their communities in a manner that degrades the experiences of all Reddit users in the affected communities and that can negatively impact Reddit users who continue to use our service and reduce the amount of monetizable content generated by Reddit users. For example, in response to certain changes to our API policies in June 2023, moderators of certain communities inhibited normal operations of the communities they operate, in many cases in violation of our site-wide rules. While these activities have not historically had a material impact on our business or results of operations, similar actions by moderators and/or their communities in the future could adversely affect our business, results of operations, financial condition, and prospects.
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
As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our apps. Additionally, in order to deliver high-quality apps, we need to ensure that our products and services are designed to work effectively with a range of mobile technologies, systems, networks, and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance Reddit users’ experience. If Reddit users encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, our business, results of operations, financial condition, and prospects could be adversely affected.
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
We regularly review metrics, including our DAUq metric, to evaluate growth trends, measure our performance, and make strategic decisions. We calculate our DAUq using internal company data. While this number is based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring DAUq. DAUq is intended to capture traffic where a Reddit page has been viewed or the Reddit app opened at least once, including traffic from users who are not using a registered account. In general, it is more challenging to accurately deduplicate traffic from users who are not using a registered account. While we use various techniques to detect whether the same user has performed multiple views, including cookies and traffic analysis, these techniques are not guaranteed to accurately deduplicate the traffic, especially where we cannot use a registered user identifier. In addition, some visitors browse Reddit using an “incognito” or “private browsing” mode. Given the privacy protections surrounding such traffic, we often do not have adequate information to accurately deduplicate such traffic.
Our DAUq metrics may also be impacted by our efforts to reduce the number of false, spam, and bot accounts in existence on our platform. We regularly deactivate false, spam, and bot accounts that violate our terms or policies, and exclude these users from the calculation of our DAUq metric. In addition, in 2026, we began labeling non-human accounts (for example, bot accounts) and verifying that accounts displaying automated or suspicious behavior are operated by humans. However, we will not succeed in identifying and removing all false, spam, and bot accounts, which means that our DAUq count could be overstated. We are continually seeking to improve our ability to estimate the total number of false, spam, and bot accounts and eliminate them from the calculation of our DAUq, although our quarterly average DAUq metric may continue to reflect such accounts if, in our view, the impact of their inclusion has an immaterial impact on our average DAUq for the given quarter. Moreover, a single person or organization may hold multiple accounts and may use more than one account to perform multiple views within a relevant period. As such, the calculation of our DAUq may not accurately reflect the actual number of people or organizations using our platform. Furthermore, while we have developed separate internal systems and probabilistic models to estimate when multiple accounts belong to a single user for other purposes like ads measurement, these methods rely on significant judgment and estimations distinct from our calculation of DAUq.

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
Errors or inaccuracies in our metrics or data could also result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. In addition, our advertising partners rely on our metrics to inform ad spend. Inaccuracies or perceived inaccuracies in our metrics may result in advertisers spending less with us, which could negatively affect our revenue. We continually seek to address technical issues in our ability to record such data and improve our accuracy, but given the complexity of the systems involved and the rapidly changing nature of mobile devices and systems, we expect these issues to continue, particularly if we continue to expand in parts of the world where mobile data systems and connections are less stable. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, the market price of our Class A common stock could decline, we may be subject to stockholder litigation, and our business, results of operations, financial condition, and prospects could be adversely affected.
Disruptions or other business interruptions that affect the availability of our platform could adversely impact our operations and overall business.
Our cloud service infrastructure is run on our cloud services providers (“CSPs”), which are currently Amazon Web Services and Google Cloud Platform. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays, or outages in service availability due to a variety of factors, including outages at our CSPs. For example, a widespread Amazon Web Services outage on October 20, 2025, caused significant interruptions that rendered our platform temporarily inaccessible to users. Capacity constraints could arise from a number of causes such as technical failures, natural disasters, fraud, or data breaches or other security incidents or attacks. Our platform’s continuing and uninterrupted performance is critical to our success, and any disruption of, or interference with, our use of CSPs could impair our ability to deliver our solutions to our users, resulting in legal liability, user dissatisfaction, damage to our reputation, loss of users, and harm to our business. The level of service provided by our CSPs, or regular or prolonged interruptions in that service, could also impact the use of, and Reddit users’ satisfaction with, our platform and could harm our business and reputation. Since our platform’s continuing and uninterrupted performance is important to our success, sustained or repeated system failures would reduce the attractiveness of our platform. In addition, hosting costs may increase as our user base grows, which could adversely affect our business, results of operations, financial condition, and prospects.
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

Further, a significant natural disaster or other catastrophic event, such as an earthquake, fire, flood, power outage, telecommunications failure, cyberattack, war, terrorist attack, sabotage, other intentional acts of vandalism or misconduct, geopolitical event, pandemic or other public health crisis, or other catastrophic occurrence could adversely affect our business, results of operations, financial condition, and prospects. We have offices and a significant number of employees in the San Francisco Bay Area, a region known for seismic activity. Furthermore, escalation of geopolitical tensions, including as a result of escalations in the ongoing conflict between Russia and Ukraine, the escalation of conflict in the Middle East, or tariffs or other trade restrictions by the United States and other countries, could have a broader impact that expands into other markets where we do business, which could adversely affect our business, vendors, partners, Reddit users, or the economy as a whole. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in lengthy interruptions in our services or disruptions in our activities or the activities of our vendors, partners, Reddit users, or the economy as a whole. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business that may result from interruptions in our ability to provide our products and services. Any such natural disaster or man-made problem could adversely impact our business, results of operations, financial condition, and prospects.
If we fail to detect attempts to manipulate our platform, including fraudulent activity within our advertising systems, Reddit users and our advertisers could lose confidence in us, thereby damaging our reputation and deterring usage of our products and services.
We are exposed to a variety of forms of problematic activity across our platform, including sophisticated attempts by bad actors to manipulate our systems to generate traffic that may not represent genuine Reddit user interest or intent. For example, an attacker may attempt to automate the activities of an account or multiple accounts using a “bot” so as to mimic authentic user activity, such as posting, commenting, voting, or clicking and engaging with advertisements. This sort of manipulation can result in the promotion of inauthentic, low-quality content that is false, misleading, illegal, or undesirable. Such manipulation can also be more difficult to detect due to the use of emerging technologies, including AI and LLMs, by bad actors. It can also degrade the quality of our services and can also undermine the operation of our monetization systems, including our advertising systems, resulting in incorrect counting and charging of advertising partners.
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
We have explored, and will continue to explore, business opportunities in content licensing for purposes including machine learning, business analysis, display, and training generative AI models. The market for content licensing is rapidly evolving, and there is no assurance that we will be able to renew our existing deals and/or enter into new deals on terms satisfactory to us or otherwise be able to sustain or grow revenue from these efforts.
We have explored, and will continue to explore, business opportunities in licensing Reddit content for purposes that do not conflict with our values and the rights of Reddit users. We seek licensing arrangements that we believe appropriately reflect the value of our content and support our long-term interests, taking into account both financial and strategic benefits. The market for content licensing is rapidly evolving and there is no assurance that we will be able to sustain or grow revenue from our content licensing efforts.
The licensing of content for machine learning and AI training purposes is a novel business model without an established track record, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter in seeking to execute on this opportunity. Although we have negotiated content licensing agreements with a number of partners that are medium-term in length, to date, substantially all of the contract value associated with our licensing revenue is derived from two of our partners. Our agreements with those partners are approaching the end of their respective current terms. We may choose not to enter into, extend, or renew a licensing arrangement if we determine that the proposed terms are not in our long-term interests, which could reduce our content licensing revenue or limit its growth. Our content licensing agreements are subject to terms and conditions, including API performance requirements, that we may be unable to meet. In addition, our existing content licensing agreements may be terminated or not renewed by our partners. The commercial market for LLMs may not develop or may be limited by regulation or other factors, and accordingly, the value of content for AI training purposes may be reduced over time, and we may also not be able to secure arrangements on similar terms, or at all, with any other licensees. While our content licensing arrangements include protections against abuse and misuse of Reddit content, we may be unable to adequately control the misbehavior of partners or adequately protect our reputation externally and with respect to our communities, which may expose us to legal or regulatory action.
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
Our mission—empower communities and make their knowledge accessible to everyone—and company values are a significant part of our business strategy and who we are as a company. We believe that Reddit users value our commitment to our mission of open discourse. However, because we hold ourselves to such high standards, and because we believe Reddit users and our moderators have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are perceived to have failed, to live up to our mission. As a result, our brand and reputation may be negatively affected by actions we take that are viewed as contrary to that mission. In addition, adhering to our mission may negatively affect our reputation. We remain under continued public scrutiny with regard to the moderation of content related to global elections and politics generally. For example, in February 2025, the Federal Trade Commission (“FTC”) held a public comment period on how technology platforms deny or degrade users’ access to services based on the content of users’ speech or their affiliations and Reddit was among the companies mentioned in the public comments that the FTC requested. In these or other circumstances, the damage to our reputation may be greater than to other companies that do not share similar values with us, and it may take us longer to recover from such an incident and gain back the trust of Reddit users.
We may make decisions regarding our business and products in accordance with our mission and values that may reduce our short- or medium-term results of operations if we believe those decisions are consistent with our mission and will improve the aggregate Reddit user experience. Although we expect that our commitment to our mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, results of operations, financial condition, and prospects.
Risks Related to Human Capital and Culture
We cannot assure you that we will effectively manage our growth or maintain our corporate culture as we grow.
Our employee headcount and the scope and complexity of our business have continued to increase, with the number of full-time employees increasing to 2,555 as of December 31, 2025 from 2,233 as of December 31, 2024. The growth and expansion of our business and products create significant challenges for our management, including managing multiple relationships with Reddit users, advertisers, partners, and other third parties, and constraining operational and financial resources. If our operations or the number of third-party relationships continue to grow, our information-technology systems and our internal controls and procedures may not adequately support our operations. In addition, some members of our management do not have significant experience managing large global business operations, so our management may not be able to manage such growth effectively. We also believe that our corporate culture has been a key contributor to our success. If we do not continue to develop our corporate culture and successfully implement more scalable organization structures as we grow and evolve, it could negatively impact our ability to foster the innovation, creativity, and teamwork that we believe are important to support our growth. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and effectively expand, train, engage, and manage our employee base.
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
As Reddit users generate more content, we may be required to expand and adapt our technology and infrastructure to continue to reliably store, serve, and analyze this content. It may become increasingly difficult to maintain and improve the performance of our products and services, especially during peak usage times, as our products and services become more complex and our traffic increases. In addition, because our cloud service infrastructure is run on CSPs, we cannot guarantee that we will be able to expand our infrastructure to meet demand in a timely manner, or on favorable economic terms. This is particularly challenging with regard to increasing international traffic demands. If Reddit users are not able to access our platform or we are not able to make content available rapidly on our platform, Reddit users may seek other channels to obtain the content, and may not return to Reddit or use Reddit as often in the future, or at all. This would negatively impact our ability to attract new users to Reddit and advertisers and the frequency with which people return to Reddit. We expect to continue to make investments to maintain and improve the capacity, capability, and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business, results of operations, financial condition, and prospects may be harmed.
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
If our security measures are breached, or if our products and services are subject to attacks involving our systems or data, some of which contain personal information, or that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, Reddit users and advertisers may curtail or stop using our products and services, and our reputation, business, results of operations, financial condition, and prospects could be harmed.
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
We have experienced in the past, and may in the future experience, cybersecurity attacks (including denial of service, phishing, social engineering, ransomware, malware, and integrity attacks), computer viruses, software bugs, internet interruptions, disruptions, or losses, spam or other attacks, breach by intentional or negligent conduct, theft or fraud on the part of employees or other third parties, including state-sponsored organizations with significant financial and technological resources, terrorism, improper operation, data loss, coding or configuration errors, credential stuffing, human error, natural disasters, and other security breaches, and as a result, unauthorized parties may impede or deny access to our platform or otherwise obtain access to our data or Reddit users’ or advertisers’ data, including personal information. For example, in February 2023, we experienced a data security incident in which an attacker was able to obtain an employee’s login credentials to gain access to certain contact information, internal documents, source code, and other internal business information. We also regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on our platform for purposes such as spamming, engaging in coordinated information manipulation, or other objectionable ends. Our efforts to address undesirable activity on our platform also increase the risk of retaliatory attack. While we take efforts to protect our systems and data, including taking steps to protect the integrity of our APIs, there can be no assurance that our safety and security measures (and those of our third-party providers) will prevent damage to, or interruption or breach of, our information systems, data, and operations. Our technology may fail to adequately secure the personal information and other data we maintain, and we cannot entirely eliminate the risk of improper or unauthorized access to, or disclosure of, personal information and other data, other data security events that impact the integrity or availability of personal information or our systems and operations, or the related costs we may incur to mitigate and remediate the consequences from such events. We may also assume liabilities for breaches experienced by the companies we acquire. Additionally, we cannot guarantee that our insurance coverage would extend to all risks we face, including cybersecurity and AI-related risks, and may not be sufficient to cover all applicable losses. Any systems failure or compromise of our security that results in the unauthorized access to, or release of, Reddit users’ or advertisers’ data or disruption of access to our platform could significantly limit the use and adoption of our products and services, as well as harm our reputation and brand and, therefore, our business.
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
Our data security measures may also be breached due to employee error, malfeasance, theft, fraud, misconduct, or otherwise, or third parties may attempt to fraudulently induce employees, Reddit users, or our advertisers to disclose sensitive or personal information in order to gain access to our data or Reddit users’ or advertisers’ data or accounts. Since people on Reddit and our advertisers may use Reddit to establish and maintain online identities, unauthorized communications from Reddit accounts that have been compromised may damage their personal security, reputations, and brands as well as our reputation and brand. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage or breach systems continue to evolve in sophistication and volume and often are not recognized until launched against a target, we may be unable to anticipate these techniques, timely detect and appropriately remediate and respond, defend against such attacks, or implement adequate preventative measures. For example, in September 2026, a bad actor compromised HBO Max's verified Reddit account and ran malicious advertisements over a period of approximately 48 hours, some which directed users to website prompting them to download malware. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult, as the techniques used to obtain unauthorized access to, or to sabotage, systems or networks are constantly evolving and generally are not recognized until launched against a target. Additionally, attackers have used machine learning and AI to launch more automated, targeted, and coordinated attacks against targets. Consequently, we are not always able to, and may in the future be unable to, anticipate these techniques, detect or react in a timely manner, or implement preventative measures, which could result in delays in our detection or remediation of, or other response to, data security breaches and other data security-related incidents. If an actual or perceived breach of our or our third-party providers’ data security occurs, Reddit users and our advertisers may be harmed, lose trust and confidence in us, decrease the use of our products and services, or stop using our products and services entirely. In the event of a data security breach, we may also incur significant legal and financial exposure, including as a result of litigation and other claims, regulatory investigations and inquiries, fines and penalties for non-compliance with applicable data privacy-related laws, rules, or regulations, remediation costs, or indemnification requests. Any of these actions could have an adverse effect on our business, results of operations, financial condition, and prospects.
We anticipate that our ongoing efforts related to data privacy, safety, security, and content review will identify instances of misuse of user data or other undesirable activity by third parties on and off our platform.

In addition to our efforts to mitigate cybersecurity risks, we are making investments in privacy, safety, security, and content review efforts to combat misuse of our services and user data by third parties. As a result of these efforts, we may discover incidents of misuse of, or unauthorized access to, user data or other undesirable activity by third parties. We have taken steps to protect the integrity of our APIs, but despite these efforts, our security measures or those of our third-party providers or licensees could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform or any third-party platform, or otherwise. We may not discover all such incidents or activity, whether as a result of our data or technical limitations, including our lack of visibility over our encrypted services, the scale of activity on our platform, challenges related to our personnel working remotely, the allocation of resources to other projects, or other factors, and the media, or other third parties, may identify or disclose such incidents or activity before we do. Such incidents and activities may include the use of user data or our systems in a manner inconsistent with our terms, contracts, or policies, the existence of false or undesirable user accounts, election interference, improper advertising practices, activities that threaten people’s safety online or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. For example, third parties often attempt to access and collect Reddit site data through “scraping” and other unauthorized mechanisms for unauthorized purposes, such as distributing such data to other parties for commercial purposes or training AI models for commercial purposes. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments may negatively affect Reddit user trust and engagement, harm our reputation and brand, make it more difficult for us to monetize our APIs, require us to change our business practices in a manner adverse to our business, and negatively affect our business, results of operations, financial condition, and prospects. Any such developments may also subject us to additional litigation and regulatory inquiries, which could subject us to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.
Our business depends on continued and unimpeded access to our products and services on the internet by Reddit users and our advertisers. If we or Reddit users experience disruptions in internet service or if internet service providers are able to block, degrade, or charge for access to our products and services, we could incur additional expenses and the loss of users and advertisers, which could undermine our operations.
We depend on the ability of Reddit users and our advertisers to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers, and operating system providers, any of whom could take actions that degrade, disrupt, or increase the cost of user access to our products or services, which would, in turn, negatively impact our business. The adoption of any laws, rules, or regulations that adversely affect the growth, popularity, or use of the internet, including laws, rules, regulations, or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, and adversely affect our results of operations. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security to us and our users. As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure on which we and our users rely may be unable to support the demands placed upon it. Frequent or persistent interruptions in our products and services could cause users to believe that our products and services are unreliable, leading them to switch to our competitors or to otherwise avoid our products and services. The failure of the internet infrastructure on which we or our users rely, even for a short period of time, could undermine our operations. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, results of operations, financial condition, and prospects could be harmed.
Our products and services may contain undetected software errors, bugs, or other vulnerabilities, which could harm our business, results of operations, financial condition, and prospects.
Our products and services incorporate complex software, and we encourage employees to quickly develop and help us launch new and innovative features. Our software, including any open source software that is incorporated into our code, may now or in the future contain errors, bugs, or other vulnerabilities. Some errors, bugs, or vulnerabilities in our software code inherently may be difficult to detect and may only be discovered after the product or service has been released for external or internal use. Such errors, bugs, vulnerabilities, or defects could also be exploited by malicious actors and result in exposure of our users’ or advertisers’ data, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. In addition, our products and services are increasingly reliant on machine learning systems and AI, which are complex, subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. The effectiveness of such AI systems and technologies could be impaired by incomplete, biased, or inadequate inputs or training data, which could lead us to make determinations or recommendations in our products or services that have an adverse effect on our business and financial results. Moreover, these systems may inadvertently reduce our efficiency, or may cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or applicable legal requirements, or otherwise are inconsistent with our brand, guiding principles, and mission. Any errors, bugs, or vulnerabilities discovered in our code after release could result in negative user experiences, damage to our reputation, compromised ability of our products and services to perform in a manner consistent with Reddit user expectations, delayed product introductions, compromised ability to protect the data of our users or advertisers or an inability to provide some or all of our services, loss of Reddit users, loss of advertisers or advertising revenue, or liability for damages, any of which could adversely affect our business, results of operations, financial condition, and prospects.
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
We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not adversely affect our business, results of operations, financial condition, or prospects. We have incurred and may in the future incur expenses associated with litigation and settlement costs arising out of allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties. Any such claims or litigation, even those without merit and regardless of the outcome, could cause us to incur significant expenses, and, if successfully asserted against us, could require that we pay substantial costs or damages, pay significant ongoing royalty payments, pay settlement or licensing fees, prevent us from offering our products or services or using certain technologies, force us to implement expensive work-arounds or re-designs, impose other unfavorable terms, distract management from our business, or satisfy indemnification obligations.
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
We expect increasing legal complexity and uncertainty regarding the use and regulation of content made available on platforms such as ours. We have faced, currently face, and will continue to face claims and governmental scrutiny relating to information or content that is published or made available on our platform. In particular, the nature of our business exposes us to claims and governmental scrutiny related to defamation, dissemination of misinformation or news hoaxes, discrimination, harassment, intellectual property rights, rights of publicity, data privacy and security, personal injury torts, laws regulating hate speech or other types of content, online safety, sex trafficking, consumer protection, and breach of contract, among others. In the United States, there have been and will continue to be various U.S. Executive Branch, Congressional, and state-level efforts to regulate the content made available on platforms such as ours, and to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act. Our current protections from liability in the United States and other jurisdictions outside of the United States for content moderation decisions and third-party content posted on our platform could decrease or change, potentially resulting in increased liability for content moderation decisions and third-party content posted on our platform and higher litigation costs. For example, recent U.S. court decisions finding certain social media platforms liable for alleged harms arising from platform design features, and large settlements related to similar litigation or regulatory investigations, circumvent Section 230 protections, and similar claims directed at us could increase our litigation costs, result in significant settlement costs or damages awards, require us to adopt specific design choices, and adversely affect our business, results of operations, financial condition, and prospects.
We could also face fines, orders restricting or blocking our services in particular geographies, or other government-imposed remedies as a result of content hosted on our services. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. Numerous countries in Europe, the Middle East, Asia-Pacific, and Latin America are considering or have implemented legislation and regulations imposing potentially significant penalties, including fines, service throttling, access bans, or advertising bans, for failure to remove certain types of content or follow certain processes. For example, legislation in Germany and India has resulted and may result in the future, in the imposition of fines or other penalties for failure to comply with certain content removal, law enforcement cooperation, and disclosure obligations. Moreover, a recent ruling by Brazil’s Supreme Federal Court partially invalidated the country’s pre-existing intermediary liability framework and introduced a new notice and takedown regime for a broad range of unlawful content and illegal ads, increasing legal and compliance risks in Brazil. Content-related legislation and regulations also have required us and may require us in the future, to change our products or business practices, increase our costs, or otherwise impact our operations or our ability to provide services in certain geographies. For example, the European Union (the “EU”) Directive on Copyright in the Digital Single Market expands online platform liability for copyright infringement and regulates certain uses of news content online. The Dutch Media Authority has registered Reddit as a video-sharing platform service under the Dutch Media Act, which transposes the EU Audiovisual Media Service Directive into Dutch law. The expansion and complexity of laws and regulations like the Online Safety Acts in the United Kingdom (the “UK”) and Australia, the EU ePrivacy Directive, the EU Digital Services Act (the “DSA”), Brazil’s Digital Statute for Children and Adolescents, and others across the globe will increase our compliance costs and require changes to our processes and operations. The DSA imposes significant content moderation, notice, transparency, advertising, and child safety obligations, in addition to advertising restrictions and other requirements to protect consumers and their rights online. In February 2026, Reddit reported that it surpassed the threshold of average monthly active recipients in the EU to be designated as a Very Large Online Platform (“VLOP”), and the European Commission officially designated Reddit as a VLOP in August, requiring us to meet additional compliance obligations by January 2027. Further, there are regulations aimed at limiting minors’ access to online social platforms and/or to content available on such platforms, including adult content, or otherwise governing their treatment by online platforms, such as the Online Safety Acts in the UK and Australia, the Social Media Minimum Age law in Australia, and the Digital Majority Act in France. An increasing number of states and jurisdictions, including the EU, Canada, Indonesia, Malaysia, New Zealand, the UK and several states in the United States, have introduced or are considering regulations that impose strict minimum age requirements for social platform access, some regardless of guardian or parental consent. These regulations have prevented and could continue to prevent us from making our services available to certain users in certain jurisdictions, increase our costs of operations, and introduce technological challenges (such as requiring development and implementation of age collection and age or identity verification systems and parental controls), all of which could adversely affect our business, results of operations, financial condition, and prospects. Furthermore, any such efforts to confirm age could discourage users who meet the applicable minimum age requirements from accessing or engaging with our platform, particularly if they are unwilling to provide additional personal information or complete verification processes. This could create barriers to account creation and sign-in, reduce user engagement, and negatively impact our ability to attract and retain users.
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
There have been, and will continue to be, legislative and regulatory developments related to imposing new obligations on online platforms with respect to commerce listings, user content, counterfeit goods, and copyright-infringing material. For example, we continue to explore different ways for Reddit users to purchase and gift virtual goods and receive rewards for contributions to our platform, including through Reddit’s earnings programs for contributors and developers. These programs may be subject to a variety of laws and regulations in the United States, Europe, and elsewhere, including laws governing money laundering and terrorist financing, money transmission, prepaid access and stored value, electronic funds transfer, marketing of in-app purchases, virtual currency, consumer protection, taxation, unclaimed property, securities, banking and lending, trade sanctions, and import and export restrictions. In some jurisdictions, the application or interpretation of these laws and regulations is not, and in the future may not be, clear. For example, in some situations, the SEC has found the sale of certain virtual goods to have been securities offerings and has fined issuers and taken other related actions to prohibit the sale and trading of such items. Moreover, to the extent our virtual goods and rewards products are deemed securities, our activities relating to these products could cause us to be required to register as a broker-dealer or exchange.
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
While we have been expanding the use of machine learning across the platform, we have also been exploring the use of generative AI within our platform, as well as the use and licensing of Reddit content for generative AI purposes. For example, we are using generative AI to scale our content translation efforts as we grow our presence in international markets, to assist Reddit users to find more relevant content and to create post and comment suggestions that abide by community rules. We are also experimenting with using generative AI to assist advertisers to create ads, improve the placement of advertisements on our platform, and strengthen the offerings and functionality of our advertising tools. If we do not have sufficient rights to use the data on which our systems rely, we may incur liability through the violation of such laws, third-party privacy or other rights, or contracts to which we are a party. If our use of generative AI results in summaries or translations of content that are inaccurate, dangerous, or otherwise problematic, we may face direct liability for claims such as defamation related to such content without the ability to avail ourselves of intermediary protections. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. For example, the EU AI Act came into effect in August 2024 and applies to companies that develop, use, and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, and accuracy, and includes substantial penalties for non-compliance. In addition, in February 2026, India implemented requirements relating to the detection and labeling of AI-generated content, and similar requirements are forthcoming in South Korea and California. These regulatory frameworks are expected to have a material impact on the way AI is regulated in these regions, and together with developing guidance and decisions in this area, may affect our use of AI, our methods to identify AI-generated content on our platform, and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, results of operations, financial condition, and prospects.
In addition, we continue to explore content licensing opportunities that do not conflict with our values and the rights of Reddit users. These programs may subject us to evolving approaches to the regulation of this data and implicate complex and developing data privacy and data protection, misappropriation, and intellectual property laws, rules, and regulations. Given the novel nature of these technologies and commercial arrangements, we have received and expect to continue to receive inquiries regarding our content licensing efforts from regulators. For example, the Dutch data protection authority, the Autoriteit Persoonsgegevens (the “Dutch AP”), has inquired into our content licensing efforts and how the licensing of that data is compliant with GDPR principles. Given the novel nature of these technologies and commercial arrangements, we are not surprised that regulators have expressed interest in this area. We do not believe that we have engaged in any data protection violations or any unfair or deceptive trade practices, but we expect to receive continued regulatory interest in our plans, and any regulatory engagement can be lengthy, unpredictable and may cause us to incur substantial costs. It is possible for any regulatory engagement to result in reputational harm or fines, cause us to discontinue or modify our products, services, features, or functionalities, require us to change our policies or practices, divert management and other resources from our business, or otherwise adversely impact our business, results of operations, financial condition, and prospects.
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
We receive, store, handle, transmit, use, and otherwise process personal and business information and other data from and about actual and prospective advertisers and users, as well as our employees, Reddit users, and service providers. As a result, we and our handling of data are subject to complex and evolving laws, rules, regulations, contractual obligations, and industry standards relating to privacy and data security. In some cases, these laws, rules, and regulations by various federal, state, and foreign governmental authorities and agencies impose obligations directly on us as both a data controller and a data processor (or the equivalents thereof). These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations.
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
From time to time, governments, regulators, and other third parties have and may in the future, reach out to ask questions or express concerns about whether our products, services, or practices compromise the privacy or data protection rights of Reddit users and others. While we strive to comply with applicable laws, rules, and regulations relating to privacy, data protection, and data security, our privacy policies, and other obligations we may have with respect to privacy, data protection, and data security, the failure or perceived failure to comply with such obligations may result in investigations, inquiries, and other proceedings or actions against us by governments, regulators, or other third parties. For example, the Dutch AP has inquired into our content licensing efforts and how the licensing of that data is compliant with GDPR principles; we are contesting the AP's investigation methods but have continued to cooperate to provide relevant information. Additionally, we are currently and may in the future become involved in data privacy-related litigation or other disputes. Moreover, a number of proposals have recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business and operations.
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
Any failure or perceived failure by us or our third-party providers to comply with our privacy policies, data privacy-related obligations to Reddit users or other third parties, or our data privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal information or other user data, or other failure or noncompliance by us with applicable laws, rules, regulations, industry standards, or other legal obligations or requirements relating to data privacy and our processing of personal information could subject us to investigations, litigation, sanctions, enforcement actions, disgorgement of profits, substantial fines, damages, reputational harm, a significant diversion of management’s attention and resources, civil and criminal penalties, injunctions, or other collateral consequences, any of which could adversely affect our business, results of operations, financial condition, and prospects.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge will continue to increase as we expand our operations globally. Changes in tax laws, issuance of new tax rulings, or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes, which in turn could adversely affect our results of operations and financial condition. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average annual adjusted financial statement income over a three-tax-year period in excess of $1 billion and an excise tax on certain stock repurchases by certain covered corporations. Repurchases of our Class A common stock under the share repurchase program authorized by our Board of Directors in February 2026 could result in an excise tax liability, and we are continuing to evaluate the impact that such excise tax liability, if any, may have on our aggregate tax liability. On June 29, 2026, California enacted Senate Bill 122, which, among other changes, extends the annual limitation on use of research and development credits.
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
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions are aggressively interpreting their laws in new ways in an effort to raise additional tax revenue. We are subject to taxation in several U.S. and non-U.S. jurisdictions with increasingly complex tax laws, the application of which can be uncertain. In particular, the applicability of certain sales, value-added and digital services taxes to our platform in various jurisdictions is unclear. Several jurisdictions have enacted or proposed taxes on digital services that are based on gross receipts generated from, or other metrics relating to, users or customers in those jurisdictions. Such taxes could adversely affect our financial condition and results of operation. The number of jurisdictions where we are subject to tax will increase as we expand our global operations. The amount of taxes paid in these jurisdictions could substantially change as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedent, which could have an adverse impact on our liquidity and results of operations. Additionally, our future income taxes could be affected by earnings and changes in the valuation allowance on our U.S. deferred tax assets. The relevant taxing authorities in a jurisdiction may disagree with our determinations regarding the income and expense attributable to that jurisdiction. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time or ongoing tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our business. In addition, we are subject to tax audits and examinations for payroll, value added, sales-based and other taxes relating to our business, which could adversely impact our financial results.
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
As part of our business strategy, we have made and intend to make acquisitions to expand our products and services, and grow our business in response to changing technologies, Reddit user and advertiser demands, and competitive pressures.
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
The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in Reddit user growth, retention, and engagement, revenue, or other results of operations;
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
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Class C common stock has no votes per share. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until a substantial number of such outstanding shares of Class B common stock have converted into shares of our Class A common stock. Furthermore, in connection with our initial public offering, Steven Huffman, our Chief Executive Officer and President and a member of our Board of Directors, entered into a voting agreement with Advance Magazine Publishers Inc. ("Advance") that provides, among other things, that Mr. Huffman is entitled to vote all of the securities beneficially owned by such stockholder and certain of its affiliates, in Mr. Huffman’s sole discretion, on all matters submitted to a vote of our stockholders, subject to certain exceptions. We estimate as of September 30, 2026, pursuant to such voting agreement with Advance, Mr. Huffman was entitled to vote shares representing approximately 75% of the voting power of our outstanding Class A and Class B common stock. As a result, we are eligible to be a “controlled company” under the rules of NYSE, which exempts companies from certain corporate governance rules relating to the independence of the Board of Directors and its committees. Although we are eligible to use these exemptions, we do not currently expect to avail ourselves of any of these exemptions. However, if we were to use some or all of these exemptions in the future, investors may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE and our “controlled company” status could make our Class A common stock less attractive to some investors or otherwise adversely affect its trading price. In addition, pursuant to the terms of the voting agreement with Advance, Mr. Huffman is also entitled to vote all of the securities beneficially owned by Advance in favor of directors designated by Advance and director candidates nominated or identified by Mr. Huffman.
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
Sales or issuances of a substantial number of shares of our Class A common stock, other series of common stock, convertible securities, or other equity securities in the public market, or the perception that these sales or issuances might occur in large quantities, could cause the market price of our Class A common stock to decline, could dilute investors, and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2026, we had 146,964,730 shares of Class A common stock outstanding, 46,151,604 shares of Class B common stock outstanding, no shares of Class C common stock outstanding, and no shares of preferred stock outstanding.
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
Further, as of September 30, 2026, we had 9,611,808 options outstanding that, if fully exercised, would result in the issuance of 8,126,714 shares of Class A common stock and 1,485,094 shares of Class B common stock, as well as 3,228,331 shares of Class A common stock and 336,433 shares of Class B common stock issuable upon vesting of outstanding RSUs and PRSUs, which have been registered on Form S-8 under the Securities Act. These shares can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants. In addition, we have filed and may in the future file registration statements covering shares of our common stock issued pursuant to our equity incentive plans permitting the resale of such shares by non-affiliates in the public market without restriction under the Securities Act and the sale by affiliates in the public market subject to compliance with the resale provisions of Rule 144.
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
None.
(b)
Use of Proceeds
None.
(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2026:

	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
	(in thousands, except share and per share data)
July 1 - July 31, 2026	—	$—	—	$760,410
August 1 - August 30, 2026	509,777	$150.72	509,777	$683,577
September 1 - September 30, 2026	160,182	$146.93	160,182	$660,041
Total	669,959		669,959
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

REDDIT, INC.

Dated: October 29, 2026	By:	/s/ Andrew Vollero
	Name:	Andrew Vollero
	Title:	Chief Financial Officer (Principal Financial Officer)